Form 10-Q
period 1996-06-30
COMMODORE HOLDINGS INC
filed 1996-08-29
CIK 945524

FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 Quarterly Report under Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


                       For Quarter Ended June 30, 1996


                        Commission File Number: 0-20961


                           COMMODORE HOLDINGS LIMITED
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)


                                    BERMUDA
                                    -------
         (State or other Jurisdiction of incorporation or organization)


                                      N/A
                                      ---
                      (IRS Employer Identification Number)


      4000 Hollywood Boulevard, Suite 385, South Tower, Hollywood, FL 33021
      ---------------------------------------------------------------------
                         (Address of Principal Offices)

                                 (954) 967-2100
                                 ---------------
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

                               Yes [ ]   No [X]


                          Common Stock $.01 par value
                                    (Class)


       5,581,933 Shares of Common Stock outstanding at August 26, 1996

                           COMMODORE HOLDINGS LIMITED

                               TABLE OF CONTENTS
                                                                  Page No.
Part I Financial Information

     Item 1. Financial Statements
             Consolidated Balance Sheets                                 2
             Consolidated Statements of Earnings                         3
             Consolidated Statements of Stockholders' Equity             4
             Consolidated Statements of Cash Flows                       5
             Notes to Consolidated Financial Statements                  7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8

Part II Other Information

     Item 1. Legal Proceedings                                          10
     Item 2. Changes in the Rights of the Company's Securities Holders  10
     Item 3. Defaults by the Company on its Senior Securities           10
     Item 4. Submission of Matters to a Vote of Securities Holders      10
     Item 5. Other Information                                          10
     Item 6. A - Exhibits                                               10
             B - Reports on Form 8-K                                    10

Part I:  Financial Information
Item 1:  Financial Statements


                  Commodore Holdings Limited and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30,             SEPTEMBER 30,
                                                              1996                     1995
                                                           ------------          -------------
                                                           (UNAUDITED)              (AUDITED)
                                     ASSETS
Current assets
     Cash and cash equivalents                             $ 3,971,205           $ 3,274,993
     Restricted cash                                           438,704               363,462
     Trade and other receivables, net                          348,739                79,069
     Due from Affiliate                                        193,910               456,878
     Inventories                                             1,167,484               691,001
     Prepaid Expenses                                        1,507,920               592,664
     Other current assets                                         --                 700,000
                                                           ------------          -------------
        Total current assets                                 7,627,962             6,158,067

Property and equipment, net                                 37,644,879            33,085,209

Other assets
     Investments - restricted                                4,629,000             4,629,000
     Other assets                                              445,000               225,000
                                                           ------------          -------------
                                                             5,074,000             4,854,000
                                                           ------------          -------------
                                                           $50,346,841           $44,097,276
                                                           ============          =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt                     $   137,546           $      --
     Accounts payable                                        3,891,400             1,868,415
     Accrued liabilities                                       320,635               219,683
     Customer deposits                                       8,022,622             4,344,657
     Accrued interest                                           49,243               412,672
     Income taxes payable                                        4,841                 4,841
     Capital lease obligations                                 114,347               223,960
                                                           ------------          -------------
        Total current liabilities                           12,540,634             7,074,228

Long-term debt                                              24,176,050            24,500,000

Deferred income taxes                                            3,618                 3,618

Minority interest in subsidiary                                378,340                  --

Stockholders' equity
     Preferred stock - authorized 10,000,000 shares
       of $.01 par value; issued 1,006,979 shares               10,070                10,000
     Common stock - authorized 100,000,000 shares
       of $.01 par value; issued 4,931,933 shares               49,319                49,319
     Paid-in capital                                        12,176,422            12,148,576
     Retained earnings                                       1,012,388               311,535
                                                           ------------          -------------
        Total stockholders' equity                          13,248,199            12,519,430
                                                           ------------          -------------
                                                           $50,346,841           $44,097,276
                                                           ============          =============

        The accompanying notes are an integral part of these statements



                  Commodore Holdings Limited and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
                For the three months ended June 30, 1996 and 1995
                For the nine months ended June 30, 1996 and 1995
                                  (UNAUDITED)


                                                                            (Predecessor                       (Predecessor
                                                                               Company)                           Company)
                                                                   Three months ended                 Nine months ended
                                                                        June 30,                           June 30,
                                                                  1996              1995              1996              1995
                                                          -------------------------------------------------------------------
Revenues                                                  $ 15,164,371      $  8,581,829      $ 34,338,460      $ 26,187,784

Expenses
     Operating                                               5,060,185         9,501,270        19,015,479        27,744,983
     Marketing selling and administrative                    8,906,279         2,405,841        12,672,856         8,014,427
     Depreciation and amortization                             409,192           891,526         1,029,291         2,671,667
     Loss on vessel fire                                          --                --                --           1,367,347
                                                          -------------------------------------------------------------------
                                                            14,375,656        12,798,637        32,717,626        39,798,424
                                                          -------------------------------------------------------------------

Operating income                                               788,715        (4,216,808)        1,620,834       (13,610,640)

Other income (expense)
     Other income                                                 --                --             340,641              --
     Interest income                                            82,517            19,280           276,647            60,116
     Interest expense                                         (470,319)       (1,041,762)       (1,149,854)       (2,449,867)
     Minority interest in earnings of
      consolidated joint venture                                83,302              --            (328,345)             --
                                                          -------------------------------------------------------------------
                                                              (304,500)       (1,022,482)         (860,911)       (2,389,751)
                                                          -------------------------------------------------------------------

      Earnings (loss) before provision for
       income taxes                                            484,215        (5,239,290)          759,923       (16,000,391)

Provision for income taxes                                        --                --                --                --
                                                          -------------------------------------------------------------------

      Net earnings (loss) before provision for
       stock dividend                                          484,215        (5,239,290)          759,923       (16,000,391)

Provision for preferred stock dividend                          70,000              --             210,000              --
                                                          -------------------------------------------------------------------

      Net earnings available for common
       stockholders                                       $    414,215      $ (5,239,290)     $    549,923      $(16,000,391)
                                                          ===================================================================

Earnings per share available for common
 stockholders                                             $       0.08                        $       0.11
                                                          ===================================================================

Weighted average number of common stock
 outstanding                                                 5,184,711              --           5,184,711              --
                                                          ===================================================================

        The accompanying notes are an integral part of these statements




                  Commodore Holdings Limited and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the nine months ended June 30, 1996
                                  (UNAUDITED)

                                                 COMMON STOCK
                                         -------------------------        ADDITIONAL
                                          NUMBER OF                       PAID-IN        RETAINED
                                          SHARES          PAR VALUE       CAPITAL        EARNINGS       TOTAL

Balances at September 30, 1995            4,931,933      $  49,319      $8,158,576     $  311,535     $8,519,430

Dividend - Series A Preference
 shares                                                                                   (59,070)       (59,070)

Net income                                                                                759,923        759,923

Balances at June 30, 1996                 4,931,933      $  49,319      $8,158,576     $1,012,388     $9,220,283


        The accompanying notes are an integral part of these statements


                  Commodore Holdings Limited and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended June 30, 1996
                                  (UNAUDITED)
                                                                                                 (PREDECESSOR
                                                                                                   COMPANY)
                                                                                     1996            1995
                                                                                ------------     ------------
Cash flows from operating activities
     Net Income (loss)                                                          $   759,923      $(16,000,391)
     Adjustments to reconcile net income to net cash
      provided by operating activities
          Depreciation of property and equipment                                  1,029,291         2,671,667
          Amortization of deferred drydock                                             --           1,547,999
          Changes in operating assets and liabilities                                  --
          (Increase) in restricted cash                                             (75,242)          (10,439)
          (Increase) in trade and other receivables                                (269,670)         (484,458)
          Decrease in due from affiliate                                            262,968              --
          (Increase) in inventory                                                  (476,483)          (34,362)
          (Increase) decrease in prepaid expenses and other
           current assets                                                          (215,256)           49,874
          (Increase) in other assets                                               (220,000)             --
          Increase in accounts payable                                            2,022,985              --
          Increase in accrued liabilities                                           100,952              --
          Increase in customer deposits                                           3,677,965           302,364
          (Decrease) in accrued interest                                           (363,429)             --
          Increase in due to affiliate                                                 --           9,525,453
                                                                                ------------     ------------
        Net cash provided by (used in) operating activities                       6,234,004        (2,432,293)

Cash Flows from investing activities
     Capital expenditures                                                        (5,588,961)       (5,280,060)
     (Decrease) in capital leases obligation                                       (109,613)             --
     Increase in minority interest in subsidiary                                    378,340              --
                                                                                ------------     ------------
        Net cash used in investing activities                                    (5,320,234)       (5,280,060)

Cash flows from financing activities
     Principal payments of long-term debt                                          (186,404)             --
     Dividend - Series A Preference shares                                          (31,154)
     Proceeds from debt                                                                --           8,055,034
                                                                                ------------     ------------
        Net cash (used in) provided by financing activities                        (217,558)        8,055,034
                                                                                ------------     ------------
Net increase in cash and cash equivalents                                           696,212           342,681

Cash and cash equivalents at beginning of period                                  3,274,993           522,319
                                                                                ------------     ------------
Cash and cash equivalents at end of period                                      $ 3,971,205      $    865,000
                                                                                ============     ============
Supplemental disclosure of cash flow information
     Cash paid during the period for interest                                   $ 1,810,533      $       --
                                                                                ============     ============
     Cash paid during the period for taxes                                      $     1,543      $       --
                                                                                ============     ============

        The accompanying notes are an integral part of these statements

                    For the nine months ended June 30, 1996
                                  (UNAUDITED)


Supplemental schedule of noncash investing and financing activities

      For the nine months ended June 30, 1996 the Company capitalized $294,766 of interest to property and equipment

      In April, 1996, the Company issued 6,979 shares of its Series A Preference Shares in partial payment of its preferred share dividend

        The accompanying notes are an integral part of these statements

                  Commodore Holdings Limited and Subsidiaries

                   Notes to Consolidated Financial Statements

1. The Financial Statements for the nine months ended June 30, 1996 included herein have been prepared by Commodore Holdings Limited (the Company ) and S/S Enchanted Seas and S/S Enchanted Isle (Operating Units of EffJohn International B.V. (the "Predecessor") - see note 1a to consolidated financial statements for year ended September 30, 1995 ) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which are, in the opinion of management, necessary for a fair statement for the results of the nine months are included. Certain information and footnote disclosure normally included in Financial Statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 1995, contained in the Company's registration statement on Form S-1.

2. JOINT VENTURE. In November, 1995, the Company entered into a charter agreement for the S/S Universe Explorer, (formerly the Enchanted Seas) with Sea-Comm. Sea-Comm in turn has a a space charter with Seawise for the majority of the year pursuant to which Seawise charters 76% of the berths. The Company's FMC bond for the Enchanted Seas was allowed to expire and the deposit securing the bond was released to the Company. Additionally, per the terms of the agreement with Seawise, $250,000 was paid to the Company and is included in other income. An additional $90,000 of Other Income was earned as a result of the sale of casino equipment that is no longer required on the vessel during her current charter.

3. CREDIT CARD ESCROW. The Company's credit card processor, in February 1996, began the establishment of a chargeback reserve account. The amount of this reserve, which earns interest for the Company's account, will equal up to 9% of six months of the Company's Visa/ Mastercard deposits. At June 30, 1996 the balance of the escrow totaled $438,704 and is included in Restricted Cash.

4. During the three months ended June 30, 1996 the Company paid a dividend to the holders of its Series A Preference Shares. The Company issued an additional 6,979 Series A Preference Shares in partial payment of the dividend and paid, in cash, an additional $31,154.

5. SUBSEQUENT EVENTS. On July 27, 1996, the Universe Explorer had a fire on-board which resulted in the death of five crew members and loss of revenue. The amount of potential loss is indeterminable at this time. Management believes that material losses by passenger and crew, damage to the hull and machinery of the vessel and loss of hire will be covered by its insurance policies, subject to applicable deductibles.

     On July 16, 1996 the Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission and the Company's common stock and warrants began trading on the NASDAQ National Market. Pursuant to the Registration Statement, the Company sold 500,000 shares of common stock and warrants to purchase 500,000 shares of common stock. In accordance with the Company's Preference Share agreement, the redemption rights of the preferred shareholders terminated when the Company's common stock was first listed on NASDAQ. As a result of the completion of the offering, the Company has applied retroactive treatment to the preferred shares and reflected the preferred shares as part of stockholders' equity at June 30, 1996 and September 30, 1995. On August 16, 1996 the Underwriter exercised its over-allotment option and purchased an additional 150,000 shares of common stock and warrants to purchase 75,000 shares of common stock from the Company.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

     The results of operations for the three and nine months ended June 30, 1995 are of the Predecessor. These results may not be representative of the Company's future performance due to the different manner in which the Predecessor and the Company report expenses and the different number of ships operated and itineraries served by the Predecessor and the Company. In addition, in the first nine months of fiscal 1995, the Predecessor operated the Enchanted Seas on the New Orleans itinerary. In the first nine months of fiscal 1996, the Company operated the Enchanted Isle on this route. Although these two ships were built as sister ships, and are similar, they are not identical either with respect to number of cabins or costs of operation. As a result, a comparison of their results from operations may not be meaningful.


RESULTS OF OPERATIONS

 THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Revenues increased by $6,582,542 or 43.4% for the quarter ending June 30, 1996 compared to the quarter ending June 30, 1995, primarily due to the Company having two vessels in service for the quarter ending June 30, 1996 as compared to only one vessel being operated by the Predecessor for the quarter ending June 30, 1995.

     The Company's operating expenses decreased by $4,441,085 or 87.8% for the three months ending June 30, 1996 compared to the three months ending June 30, 1995, primarily due to lower operating costs for the Company's semester at sea program and the additional costs associated with the termination by the Predecessor, of its Barbados cruise operation in April, 1995.

     The Company's marketing, selling and administrative expenses increased by $6,500,438 or 58.1% for the quarter ending June 30, 1996 compared to the quarter ending June 30, 1995, primarily due to the Company having two vessels in service for the quarter ending June 30, 1996 as compared to only one vessel being operated by the Predecessor for the quarter ending June 30, 1995.

     The Company's depreciation and amortization expenses decreased by $482,334 or 117.9% for the three months ending June 30, 1996 compared to the three months ending June 30, 1995 due to the differences in the cost bases of the Company's vessels ($53,839,340 for the Predecessor as of July 15, 1995; $32,272,960 for the Company as of September 30, 1995) and the useful lives of the ships (15 years for the Predecessor and 18 years for the Company).

 NINE MONTHS ENDED JUNE 30, 1996, COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

      Revenues increased by $8,150,676 or 31.1% for the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995, primarily due to the Company's profitable joint venture for the Universe Explorer in fiscal 1996 as compared to the unprofitable Barbados cruise operation, which commenced in January 1995 and ended in April 1995. Included in the fiscal 1996 revenues are non-recurring charter cancellation fees of $425,000.

     The Company's operating expenses decreased by $8,676,298 or 31.3% for the first nine months of fiscal 1996 compared to the first nine months of fiscal 1996, primarily due to lower operating costs for the Company's semester at sea program and and the additional costs associated with the termination by the Predecessor, of its Barbados cruise operation in April, 1995.

     The Company's marketing, selling and administrative expenses increased by $4,658,429 or 58.1% for the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995 due to Commodore Cruise Lines Limited (the entity from which the Company acquired the Enchanted Isle and Universe Explorer, hereafter "Old Commodore") having operated up to five ships during this period. As a result, administration and marketing expenses were commingled and allocated to the Predecessor based on the number of traffic days of all of Old Commodore's ships. As the Company operates fewer ships its marketing and selling expenses are higher.

     The Company's depreciation and amortization expenses decreased by $1,642,376 or 61.5% for the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995, due to the differences in the cost bases of the Company's vessels ($53,839,340 for the Predecessor as of July 15, 1995; $32,272,960 for the Company as of September 30, 1995) and the useful lives of the ships (15 years for the Predecessor and 18 years for the Company).

     The Predecessor incurred a loss of $1,367,347 due to a fire aboard the Enchanted Isle during the nine months ended June 30, 1995. This also had a negative impact on the selling and marketing of the Barbados itinerary.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficiency was $4,539,854 and $916,161 at June 30, 1996 and September 30, 1995, respectively. The Company's working capital deficit at June 30, 1996 was primarily due to the inclusion, in non-current assets, of a $4,629,000 deposit securing the Company's FMC bond. The corresponding liability, customer deposits, is included in current liabilities. The other increases in working capital at June 30, 1996 and September 30, 1995 were the result of cash flow provided by operations, and particularly the $425,000 in income from the cancellation of the charter agreement.

     Cash flows from operations provided $6,234,004 for the first nine months of fiscal 1996, and cash flows from operations used $2,432,293 for the first nine months of 1995. Cash flows for the first nine months of fiscal 1996 consisted primarily of increases in customer deposits, accounts payable and accrued liabilities.

     At June 30, 1996 the Company owed $24,313,596 to the Company's lender. The loan is secured by substantially all the assets of the Company and bears interest at Libor plus 2%.

PART II:  OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS Not applicable.

Item 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITIES HOLDERS
           Not applicable.

Item 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES
           Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
           Not applicable.

Item 5. OTHER INFORMATION
           Not applicable.

Item 6.

A. Exhibits
          None

B. Reports on Form 8-k
     No reports on Form 8-k were filed during the quarter

                                   SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has   duly caused this report to be signed on its behalf by the
undersigned, thereunto duly   authorized.



                                        COMMODORE HOLDINGS LIMITED
                                               (Registrant)

                                        /s/ Alan Pritzker
                                        ------------------------------------
                                        Alan Pritzker
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

August 26, 1996