Form 10-K
period 1996-09-30
COMMODORE HOLDINGS INC
filed 1996-12-30
CIK 945524

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 1996

                                       OR

                       { } TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period from ________to ________

                           Commission File No. 0-20961

                           COMMODORE HOLDINGS LIMITED
                           --------------------------
             (Exact name of registrant as specified in its charter)

BERMUDA                                                     N/A
-------                                                     ---
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                      identification No.)

     4000 HOLLYWOOD BOULEVARD, SUITE 385-S, SOUTH TOWER, HOLLYWOOD, FL 33021
     -----------------------------------------------------------------------
               (Address of Principal Offices, including zip code)

                                  954-967-2100
                                  ------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act

                                      NONE
                                      ----

           Securities registered pursuant to Section 12(g) of the Act

                           COMMON STOCK $.01 PAR VALUE
                           ---------------------------
                                (Title of Class)

         REDEEMABLE WARRANTS TO PURCHASE COMMON STOCK AT $6.00 PER SHARE
         ---------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 26, 1996, the aggregate market value of the Common Stock held by non-affiliates was approximately $11,261,000.

As of December 26, 1996, the number of shares of Common Stock of the registrant outstanding was 5,581,933.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Definitive Proxy Statement for the 1997 Annual Meeting of
           Shareholders

                                TABLE OF CONTENTS

                                     PART I                                        PAGE
                                     ------                                        ----

Item 1.        Business                                                               1

Item 2.        Properties                                                            14

Item 3.        Legal Proceedings                                                     15

Item 4.        Submission of Matters to a Vote of Security-Holders                   16

Optional Item. Executive Officers of the Registrant                                  16

                                     PART II
                                     -------

Item 5.         Market for Registrant's Common Equity and
                Related Stockholder Matters                                          17

Item 6.         Selected Financial Data                                              17

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                  19

Item 8.         Financial Statements and Supplementary Data                          23

Item 9.         Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                 23

                                    PART III
                                    --------

Item 10.        Directors and Executive Officers of the Registrant                   23

Item 11.        Executive Compensation                                               23

Item 12.        Security Ownership of Certain Beneficial Owners and Management       23

Item 13.        Certain Relationships and Related Transactions                       23

                                     PART IV
                                     -------

Item 14.        Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                                          24


                                     PART I
                                     ------
ITEM 1. BUSINESS

        GENERAL

        Commodore Holdings Limited, a Bermuda company (the "Company"), owns two cruise ships, the S/S Enchanted Isle (the "Enchanted Isle") and the S/S Universe Explore (formerly the S/S Enchanted Seas)(the "Universe Explorer" or the "Enchanted Seas"). The Enchanted Isle offers Caribbean cruises from New Orleans and the Universe Explorer is chartered to Sea-Comm, Ltd., a Liberian Corporation ("Sea-Comm"), a joint venture between the Company and Seawise Foundation Inc. ("Seawise"). Sea-Comm has space-chartered the vessel to Seawise which operates the educational "Semester at Sea" program during a portion of the year. Sea-Comm operates cruises to Alaska aboard the Universe Explorer during the balance of the year.

        THE COMMODORE ACQUISITION

        THE ACQUISITION AGREEMENTS. The Company entered into definitive agreements with EffJohn International B.V. ("EffJohn"), which is the parent of Commodore Cruise Line Limited, a Cayman Islands company ("Old Commodore"), Old Commodore, and its subsidiaries on April 28, 1995 (the "Acquisition Agreements"). Pursuant to the Acquisition Agreements, the Company acquired the Enchanted Isle and the Enchanted Seas (the "Cruise Ships"), the trade names "Commodore" and "Commodore Cruise Line" as well as certain related trade names and trademarks (the "Trademarks"), substantially all of Old Commodore's existing operations, certain advance ticket sales, marketing and sales personnel and information and certain shoreside assets (collectively the "Commodore Assets") from EffJohn and its subsidiaries. The Commodore Acquisition closed on July 14, 1995 (the "Commodore Closing"). The Company purchased all of the Commodore Assets "AS IS", and thus did not receive any assurances from, EffJohn as to the condition of the Commodore Assets. The Company did, however, have a professional surveyor survey the Cruise Ships and EffJohn was obligated to deliver them in substantially the same condition as each vessel was in at the time of its inspection. In addition, EffJohn was obligated to perform specified maintenance and repairs on the Enchanted Seas and deliver this vessel to the Company following the satisfactory completion of such repairs, as confirmed by the vessel's classification society. Each vessel was inspected by its respective classification society prior to delivery to the Company and was delivered up to its class standards.

        The purchase price (the "Purchase Price") for the Commodore Assets was $33,500,000 payable at the Commodore Closing as follows: $5,000,000 in cash; $4,000,000 through the Company's issuance of 1,000,000 shares of the Company's Convertible Series A preference shares (the "Series A Preference Shares") at an agreed value of $4.00 per share; and $24,500,000 in promissory notes issued by the Company to EffJohn International Cruise Holdings, Inc. (the "Lender"), an affiliate of EffJohn. The promissory notes are secured by substantially all of the assets of the Company's wholly-owned subsidiary, New Commodore Cruise Lines Limited, a Bermuda company ("New Commodore"), including first preferred ship's mortgages on the Cruise Ships.

        Pursuant to the Acquisition Agreements, Old Commodore and EffJohn agreed not to compete with the Company for up to ten years with respect to all routes in and out of the Port of New Orleans, and for up to eight years with respect to all routes commencing and terminating in any North American port at which port the Company operates or has publicly announced an intention to operate.

        CUSTOMER DEPOSITS AND THE FMC CERTIFICATES OF FINANCIAL RESPONSIBILITY. As part of the Commodore Assets, the Company received customer deposits for future cruises and related items such as hotel and airfare packages. The Company placed $4,629,000 on deposit with a bank to secure the U.S. Federal Maritime Commission ("FMC") Certificate of Financial Responsibility in the Event of Non-Performance of Obligations to Passengers as required by the FMC (the "Certificate of Financial Responsibility"). The FMC requires companies to establish a Certificate of Financial Responsibility in amounts and through methods set by the FMC. Since the Universe Explorer does not depart from any U.S. port, the Company presently needs to post a bond with the FMC only with respect to the Enchanted Isle's customer deposits. See "Business - The Joint Venture."

        CONSUMABLE ITEMS. The Commodore Assets included an allowance for consumable items intended for use on board the Cruise Ships in the amount of $500,000 per ship. At the Commodore Closing and subsequent thereto, the Company and Old Commodore adjusted the Purchase Price to reflect the value of the actual consumables present on each Cruise Ship.

        DRYDOCK OF ENCHANTED SEAS. As of April 15, 1995, EffJohn caused the Enchanted Isle to discontinue its cruises from Barbados and delivered the Enchanted Isle to New Orleans to replace the Enchanted Seas so that the Enchanted Seas could undergo maintenance while at drydock. EffJohn bore all costs relating to the termination of the Barbados itinerary as well as all costs associated with the Enchanted Seas while it remained out of service during drydock, including the costs of insurance. EffJohn paid for maintenance and repairs to the Enchanted Seas while it was in drydock up to certain agreed upon limits. The required repairs are set forth in detail in the Acquisition Agreements. Once the repairs were completed, the vessel was returned to New Orleans. The Company then refitted the vessel to prepare it for the Semester at Sea program.

        THE LOANS. The Lender loaned the Company $24,500,000 for purposes of acquiring the Cruise Ships. The Loan is secured by substantially all of the assets of New Commodore including first preferred ship's mortgages on both Cruise Ships. The Loan bears interest at LIBOR plus 2% (currently 7.875%) and must be repaid in 12 semi-annual installments of principal and interest beginning on January 14, 1997. On November 15, 1995, the Company and the Lender amended the terms of the Loan to require the Company to remit monthly installments of principal and interest toward the January 14, 1997 payment. Such monthly payment schedule will end on January 14, 1997. In connection with the Loan, the Company also paid, at the Commodore Closing, $50,000 of duties, stamp fees and attorneys' fees rendered in connection with the Commodore Acquisition and the Loan, and an arrangement fee of $100,000 to the Lender. In the event that the Company is required to withhold income tax on any interest due to the Lender, the Company has agreed to pay the required amount to be withheld and pay the Lender the full amount of interest due under its agreements with the Company.

        The terms of the Loan place certain restrictions on the Company. First, the Company is not permitted to place any additional liens on any of the Commodore Assets (including the Cruise Ships) without the prior consent of the Lender. Second, the Company is prohibited from paying more than 50% of its net profits as dividends on its Common Stock. Third, the Company was required to make a monthly payment into a restricted retention account, in an amount estimated to pay the next installment of principal and interest under the Loan ("the monthly retention amount"), divided by the number of months before the installment is due. In November 1995, the Company and the Lender amended the Loan to temporarily eliminate the segregated account and require the Company to pay the monthly retention amount directly to the Lender until January 1997. In February 1997, the Company must resume payments of the monthly retention amounts. Fourth, in addition to the foregoing requirement, New Commodore must maintain a minimum cash balance in its operating accounts of $1 million throughout the term of the Loan. If the Company fails to meet any of the foregoing requirements or cure any defaults within the permitted time periods, the Lender could declare the Company in default under the Loan, and potentially foreclose upon the Cruise Ships and the Company's other assets.

        SERIES A PREFERENCE SHARES. As part of the consideration for the Commodore Assets, the Company issued EffJohn 1,000,000 of its Series A Preference Shares. The Series A Preference Shares are entitled to a cumulative 7% dividend on an annual basis. This dividend is payable from a maximum of 10% of New Commodore's net profits for such year. EffJohn, as holder of the Series A Preference Shares, is entitled to elect one member of the Board of Directors of the Company, as long as it owns at least 125,000 Series A Preference Shares. EffJohn may convert its Series A Preference Shares into Common Stock of the Company at any time at a conversion rate equal to the greater of USD$4.00 per share or a price per share equal to 8 times the Company's earnings per share for its prior fiscal year. EffJohn may sell to third parties up to a maximum of approximately 45,000 Series A Preferred Shares in any 90 day period at any time after the Commodore Closing, subject to compliance with applicable securities laws. The Company has the option to redeem all or any part of the Series A Preference Shares at USD$4.00 per share at any time commencing three years after their issuance.

        SETTLEMENT AGREEMENT. At the Commodore Closing, the Company and EffJohn entered into a settlement agreement (the "Settlement Agreement") to resolve certain issues with respect to repairs to the Cruise Ships and with respect to EffJohn's prior agreement to charter the Enchanted Seas. EffJohn agreed to pay the Company a total of $535,000 for repairs to be made to the Enchanted Seas, which amount was paid in two installments: $460,000 on July 31, 1995, and $75,000 on September 15, 1995. EffJohn further agreed to pay the Company $50,000 to offset insurance costs from July 14, 1995 until December 14, 1995, while the Enchanted Seas was to be under charter by EffJohn.

        Pursuant to the Settlement Agreement, EffJohn also paid $140,000 for damage to the propeller of the Enchanted Isle. EffJohn also paid $53,750 to the Company for the cost of additional fuel required as a result of the lost efficiency due to the damaged propeller. The Enchanted Isle was placed in drydock for two weeks in February 1996 for such repairs.

        With respect to the charter of the Enchanted Seas, EffJohn agreed that if it did not enter into a bareboat charter for the vessel by September 1, 1995, it would pay the Company $425,000 within 15 days thereafter. EffJohn did not charter the vessel, and paid this sum in fiscal 1995. EffJohn further agreed that if it did not enter into a bareboat charter for the vessel by October 15, 1995, it would pay the Company an additional $425,000. EffJohn paid this additional sum to the Company in October 1995.

        INDUSTRY OVERVIEW

        Cruise lines compete intensely for consumer disposable leisure time dollars with other vacation alternatives, such as land based resort hotels and sightseeing destinations. Public demand for such activities is influenced by general economic conditions.

        The Company believes that the modern passenger cruise industry has experienced substantial growth over the past 25 years. The industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sightseeing destinations. According to CLIA, an industry trade group, in 1980 approximately 1.4 million North American passengers took cruises for two days or more. In comparison, the following table sets forth data regarding industry growth over the past five years.

        CALENDAR YEAR                       NORTH AMERICAN CRUISE PASSENGERS(1)
        -------------                       --------------------------------
                                                         (IN MILLIONS)

              1990                                         3.6
              1991                                         4.0
              1992                                         4.1
              1993                                         4.5
              1994                                         4.5
              1995                                         4.4
------------------
(1)  SOURCE:  CLIA

        The North American cruise industry accounts for approximately 80% of the world market. According to CLIA, the number of overall industry North American cruise passengers in 1995 was 1.6% below the 1994 figure. According to CLIA, an important portion of the decrease is attributable to some ships offering cruises of short duration leaving the U.S. market. The average growth rate for North American cruise passengers from 1980 through 1995 was approximately 7.6% per year.

        The Company believes that "repeat cruising" is a large source of business in the cruise industry. Of all passengers who have cruised in the past five years, CLIA estimates that the average number of cruises per person is 2.4.

        CLIA has estimated that, in 1982, the capacity of Cruise Ships serving the North American markets offering voyages of two or more days was approximately 43,848 berths. According to CLIA's most recent estimate, in 1995, the North American market was served by 39 cruise lines, operating 133 vessels. Aggregate 1995 market capacity is estimated at 112,869 berths, an increase of 7.4% over the previous year. In addition, according to an article in LLOYD'S LIST dated February 22, 1996, an estimated 29 new cruise vessels offering 50,000 additional berths will be added to the market by 1998.

        Numerous industry analysts, as reported in various newspaper articles, predict a trend toward the continued growth of the large cruise lines and decline of the smaller ones in the North American cruise industry. The larger lines such as Carnival Cruise Lines, Royal Caribbean Cruise Lines and Princess Cruises, with whom the Company competes, have been purchasing new vessels and thereby adding to their fleets. These larger lines benefit from increased economies of scale and have historically operated at higher capacity than the smaller lines. In addition, the smaller lines, such as the Company, own older ships with fewer amenities. Such ships will require costly renovations and retrofitting in order to meet new industry safety guidelines. See "Business - Government Regulation." Industry analysts predict that discounting of fares will play a large part in cruise ticket sales in response to the relatively flat growth of the North American market and the substantial increases in capacity planned over the next few years. Despite the recent softening in demand and future increase in capacity, the Company believes that the cruise industry should continue to represent an attractive growth segment of the leisure market.

        MARKET POSITION

        The cruise industry is generally viewed as the composite of three partially overlapping segments, differentiated primarily by cruise cost, length and itinerary. The standard, premium and luxury segments provide a wide assortment of cruise experiences, appeal to different population segments and attract varying demographic groupings. CLIA's luxury segment of the cruise industry represents 10% of the total industry capacity. With list per diem rates in excess of $400, the Company believes this market caters to the most affluent segment of the population. Luxury market cruises are generally ten nights or more. CLIA's premium segment is somewhat more up-scale than the standard market, but not as up-scale as the luxury segment, and represents 32% of the total cruise capacity. The Company believes this market attracts an older, more affluent and experienced clientele, with list per diem rates in the range of $291-$399 and itineraries which typically range from seven to 14 days. CLIA's standard market, in which market the Company competes, is the largest segment within the cruise industry, comprising 55% of industry-wide capacity. The remaining 3% can be attributed to non-CLIA member lines. The Company believes the standard market is characterized by affordable, shorter cruises primarily serving first-time passengers with list per diem rates generally of $290 or less. Standard market cruises range from three to ten days in the most popular cruising areas. The Company believes that the standard segment represents the greatest opportunity for growth, although no assurance can be given that this will prove to be correct.

        The Company seeks to position itself within the standard market to capture the first-time cruising passenger with list per diem rates for its Caribbean cruises that range from $84-$208. In accordance with industry practice, such prices may be discounted by the Company. The Company believes that the Commodore name appeals to both first-time cruising passengers and repeat passengers due to its presence in the Gulf of Mexico, Caribbean and embarkation from the Port of New Orleans. The Port of New Orleans is a port offering many alternatives, particularly for those who prefer to drive, rather than fly, to begin their cruise vacation.

        OPERATING STRATEGIES

        The Company believes that Old Commodore consistently delivered an innovative, value-oriented standard market cruise product. The Company seeks to maintain such standard by providing maximum value, emphasizing "old world" tradition and a friendly and informal atmosphere combined with value and service.

        Fleet configuration is a primary distinguishing variable in the cruise industry, differentiating competitors serving a common passenger base. The Company's vessels are older and smaller than those of most of its competitors. The Company believes that these smaller vessels will enable it to provide value-oriented service and a more personalized maritime environment than the Company's giant vessel competitors. The Company believes that good service, coupled with a reputation for more personalized attention, will enable the Company to command prices comparable to its competitors. Although the Company's older vessels will probably cost more to operate than new vessels, the Company believes that its cost savings in debt service payments will more than offset the higher maintenance and operating expenses. There can be no assurance, however, that the Company can operate its vessels profitably.

        Both the Universe Explorer and the Enchanted Isle were constructed in the United States. As a result, the Company may, in the future, be able to change the flag of the Cruise Ships from that of a foreign country to the U.S. A U.S. flag vessel may carry passengers between U.S. ports, an option which is unavailable to foreign flag vessels. If the Company is able to change the flags of its fleet, and chooses to do so, it could offer seminars at sea and other off-shore activities between U.S. ports. Companies who choose to provide seminars or meetings aboard the Company's ships could, under current tax laws, deduct a portion of the cost of such seminars or meetings, and individual participants could, under current tax laws and subject to certain limits, deduct the cost of attending such seminars. The Company has not yet determined whether it wishes to incur the additional costs associated with operating a U.S. subsidiary and U.S. flag vessels, which include potential additional labor, insurance and income tax costs. Accordingly, there can be no assurance that the Company will change the flags of any of its vessels.

        CRUISE OPERATIONS

        MARKETING AND PROMOTION. The Company has committed significant resources to marketing and promotion through advertising, public relations, and additional sales personnel. To enhance the Company's awareness in, and coverage of travel agents and consumer marketplaces, the Company employs a variety of complementary marketing and promotional programs incorporating media, direct marketing and sales aids, public relations, special events and strategic business alliances, with special emphasis on trade and consumer advertising. The Company has initiated a new advertising campaign to reestablish its image as a provider of value-oriented cruises with high quality service at sea in a larger geographic region than Old Commodore has solicited in the past few years. This new advertising campaign is based upon travel agent and consumer research and is placed in media reaching a wider audience than those historically employed. In the past, Old Commodore advertised mainly in the five-state area around Louisiana, including Texas. The Company's new marketing plan extends such advertising to at least five additional states in which residents have historically purchased the most cruises. These states are California, New York, Pennsylvania, New Jersey and Florida.

        The Company focuses on consumer and trade advertising, particularly through the use of newspaper advertising. The Company believes that this media is equally effective in reaching both consumers and the travel agency trade. In addition, the Company places advertisements on radio stations and television. Developing a strong cooperative marketing programs directly links travel agent marketing and promotional efforts to those of the Company.

        The Company places a strong emphasis on collateral development and distribution to key producing travel agents for the Company. The Company believes that detailed descriptions of the Company's ships, services, itineraries and activities, pre- and post-cruise land package opportunities and various elements of the product programs, are a significant factor in converting the initial interest of consumers into actual cruise sales. The Company may use direct marketing to target past passengers and various affinity organizations. The Company views past Commodore passengers and leisure travelers using travel organizations as persons with a high propensity to cruise with the Company. The Company may also place travel trade advertising via the most popular trade publications, expanding the awareness of the Company's product and services.

        The foregoing marketing strategy requires a significant amount of the Company's cash resources. In the event that the Company is short on working capital, the Company may delay or cancel certain components of the foregoing marketing plan.

        TRAVEL AGENCY RELATIONSHIPS. The Company sells cruise vacations in the United States and Canada almost exclusively through the travel agency distribution system. According to CLIA, an estimated 95% of cruise packages are sold with the assistance of travel agents, who normally receive commissions in the range of 10-20% of the sale. Additional commission incentives are made available for volume producers that consistently support the cruise line. In order to maintain personal contact with travel agency owners, managers and front-line retail agents, the Company maintains a field sales staff, supported by an in-house service staff.

        The Company's cruises, consistent with industry trends, are marketed to passengers via travel agents in the United States. Well informed travel agencies are therefore crucial to the Company's effort in maintaining and expanding its customer base. Accordingly, the Company places considerable emphasis on its contacts with travel agencies and fostering goodwill towards the Company's products, maximizing this efficient and productive relationship although there can be no assurance that the Company will succeed in its efforts.

        RESERVATIONS AND PASSENGER SERVICES. Reservations are taken by trained reservations sales agents on a computer and software system, capable of accepting reservations for a fleet of at least 10 vessels. The Company purchased this reservations system and software from EffJohn as part of the Commodore Assets. Staffing levels are maintained per industry standards to ensure that calls are taken promptly. Reservations are the first point of contact for most travel agents and, as such, play a key role in the sales process. A full time staff of approximately 15 people assist agents in securing passenger reservations, arranging flights for air/sea passengers, coordinating ground transportation and pre- and post-cruise tour hotel packages. In the event the Company does not have sufficient working capital to implement the foregoing plan, it may reduce the number of people it employs in reservations. Accordingly, there can be no assurance that the Company will be able to maintain optimum staffing levels.

        INTERNATIONAL SALES. The Company intends to devote a portion of its sales resources to developing sales from the European and Latin American marketplaces. Although the North American market is static, the European cruise market has been growing. According to industry publications, in 1995 the European cruise market reached 1 million passengers, up from 300,000 in 1988. Europe is, by far, the largest market outside of North America, with Germany and the U.K. comprising the largest constituent parts. Management has begun discussions with several major European travel operators. The Company's president, Mr. Sullivan, has substantial previous experience developing the cruise market in England. The Company is also considering expanding its sales to Latin America, which is also a significant resource for potential passengers to the Company due to an established network of tour operators.

        MARKET PRESENCE. The Company intends to continue to expand Commodore's image as an operator of value-oriented cruises in the standard market. The selection of a cruise line for travel agents and passengers depends upon the reputation of the line and recommendations. The Company believes that Commodore has a 28-year history of serving travel agents and passengers with friendly service and consistent quality. The Company believes that the Caribbean itinerary, intimacy and grace of "old world" service, combined with a Port of New Orleans embarkation are significant factors supporting a strong foundation for attracting passengers seeking an affordable cruise vacation product. The Company's choice of New Orleans as its point of embarkation will allow it access to passengers who might not otherwise choose to take a cruise. Although not considered a traditional cruise port, both the allure of New Orleans as a vacation destination, and the convenience for local residents make New Orleans an attractive alternative to Florida and New York based cruises. However, since Commodore provides one of only three regularly scheduled cruises from New Orleans, New Commodore will continue to devote significant resources to develop consumer awareness and acceptance.

        FACILITIES, ON-BOARD SERVICES AND PROGRAMS. The Enchanted Isle was originally constructed by Ingals Shipbuilding Corporation in the United States in 1958 and was most recently refurbished in 1994. The Enchanted Isle is designed to be a seagoing resort with restaurants, discotheques, movie theaters, libraries, reading rooms, full service communication facilities, jogging courses, aerobic classes, workout rooms, numerous bars, two pools, sun deck areas and deck activities. The Enchanted Isle has a complete casino with various gaming opportunities. Entertainment is provided nightly and includes shipboard productions of Broadway show tunes and Las Vegas-style revues, as well as performances by a variety of celebrity entertainers. In addition, all passengers may take shore excursions provided at various ports-of-call, including guided tours, visits to local attractions and free time to explore on their own. Although the Enchanted Isle may not be as modern, as large or contain all the amenities of newer ships, the Company believes that it provides the cruise environment that its passengers expect.

        TICKET REVENUES. New Commodore's cruises are list-priced per person per day (based on double occupancy) from $135 to $228, excluding commissions to travel agents. The Company offers discounts, particularly during off-season periods, as is the practice in the industry. Prices vary depending on size and location of cabin and the time of year in which the trip occurs. The cruise price includes shipboard accommodations, use of all of the shipboard amenities and all meals.

        ON-BOARD AND OTHER REVENUES. Revenues from the Enchanted Isle are derived from certain on-board activities and services operated by the Company including, casino gambling, liquor sales in a variety of bars, restaurants, lounges and discotheques. Additional revenue is earned from pre- and post-cruise packages in each vessels' point of embarkation. The Company also earns concession revenue from sales at duty-free shops, gift shops, the sale of photographs to passengers, shore excursions and from the beauty salon.

        COMPETITION. Competition in the industry in which the Company competes is intense. The Company competes with other cruise ship lines in the standard segment that offer the same type of products in several markets and land-based resorts, many of which have significantly greater financial resources and experience, and are more well known than the Company. The Company also competes for consumer disposable leisure time dollars with other vacation alternatives such as land based resort hotels and sight-seeing destinations, in addition to approximately 25 other cruise lines operating in the standard segment. In addition, public demand for such activities is influenced by general economic conditions. The Company operates in the Caribbean where its principal competitors are Carnival Cruise Lines, Royal Caribbean Cruise Lines, Norwegian Cruise Lines and Dolphin Cruise Line. However, the Enchanted Isle is currently one of only three regularly scheduled cruise vessels, including one Carnival Cruise Lines ship, that embarks passengers from the Port of New Orleans.

        According to CLIA, prior to the end of 1996, eight additional ships (representing approximately 14,040 berths) will be placed in service by the Company's competitors and eight additional ships (representing approximately 10,114 berths) will be placed in service by other cruise lines in the North American market. The number of ships which will be retired from service during the next two years cannot accurately be predicted. In addition, CLIA reported that cruise demand declined by 2.1% during 1995. While there can be no assurance that the cruise ship industry will not experience an imbalance between supply and demand following the introduction of such additional capacity, the aforementioned currently known level of capacity increases through 1996 is lower on a percentage increase basis than the industry experienced over the past 12 years.

        Competition in the standard cruise market is highly concentrated, with three companies accounting for an estimated 71% of the available berths. Recent statistics indicate that the large cruise lines are growing increasingly larger and running at full capacity while the smaller lines, such as the Company's, are forced to discount. The three largest cruise operators in the North American cruise industry are increasing market share by adding new vessels to their fleets. Various articles concerning the cruise line industry note that this trend is expected to continue for at least the next few years. If this trend continues, the Company's ability to compete with these larger operators may be substantially impaired.

        THE JOINT VENTURE

        On October 30, 1995, the Company entered into the Agreement with Seawise establishing Sea-Comm. Pursuant to the Agreement, the Company purchased 50.005% of Sea-Comm's Common Stock, and 50% of Sea-Comm's outstanding Preferred Stock. Seawise purchased 49.995% of Sea-Comm's Common Stock and 50.0% of Sea-Comm's Preferred Stock.

        The purpose of Sea-Comm is to space charter the Universe Explorer to an entity who operates the Semester at Sea program, an educational program conducted by the Institute for Shipboard Education, a Delaware not-for-profit corporation ("ISE"), and the University of Pittsburgh. Seawise has a contract with the ISE pursuant to which it has operated the Semester at Sea program aboard its own vessel for the last 20 years. In addition, Sea-Comm will operate cruises to Alaska (the "Alaska Program") through World Explorer Cruises and Tours Inc. ("WEC") and Hemisphere Cruises & Tours, Inc. ("Hemisphere"), during summer periods when the Universe Explorer is not being used for the Semester at Sea program. Seawise is party to a tripartite agreement with WEC and Hemisphere pursuant to which it has operated the Alaska Program for the past 19 years (the "Alaska Agreement"). As part of the joint venture, Seawise has assigned its rights under the Alaska Agreement to Sea-Comm.

        Pursuant to the Agreement, the Company has chartered the Universe Explorer to Sea-Comm. Sea-Comm, in turn, has chartered the Universe Explorer to Seawise so that it may operate the Semester at Sea program exclusively aboard the vessel. In return for such charter, Seawise reimburses Sea-Comm for 76% of its operating costs, 100% of food costs and 76% of the principal and interest due on the portion of the Loan attributable to the Universe Explorer. Sea-Comm also earns revenue from the sale of the other 24% of the cabins on the vessel, which hold approximately 176 persons, to non-student passengers. Seawise has guaranteed the sale of tickets to 60 non-student passengers on each voyage at pre-determined rates during 1996. The number of guaranteed non-student passengers increases in subsequent years.

        During a portion of the year when the Semester at Sea program is not operating (approximately 49 days), Sea-Comm operates the Universe Explorer under the Alaska Agreement. WEC enjoys certain permits issued by the U.S. Parks Service to cruise in the Glacier Bay, Alaska area. Pursuant to the Alaska Agreement, Sea-Comm will earn revenues from ticket sales for all cabins and pay fees to WEC and Hemisphere for providing certain services to Sea-Comm.

        For the use of the Universe Explorer in both the Semester at Sea and Alaska programs, Sea-Comm has agreed to reimburse the Company for all of its operating costs, all food costs and all of the principal and interest due on the portion of the Loan attributable to the Universe Explorer which is incurred during the approximate 320 days each year that the Universe Explorer is under charter to Sea-Comm. Seawise also reimbursed the Company for $250,000 in expenses it incurred due to the cancellation by the Company of other arrangements for the use of the vessel. The Company used approximately $535,000, which it received from EffJohn pursuant to the Settlement Agreement, to repair certain technical items aboard the vessel. The Company paid for the renovations to the ship to convert it for use in the Semester at Sea program.

        Sea-Comm is managed by a board of directors, which consists of five people, three of which are appointed by the Company and two of which are appointed by Seawise. Two of the Company's executive officers, Messrs. Frederick
A. Mayer and Alan Pritzker, the Company's Chief Executive Officer and Chief Financial Officer, respectively, act as directors of Sea-Comm. Mr. Mayer and Mr. Pritzker also act as Sea-Comm's President and Secretary, respectively. Sea-Comm's Treasurer was appointed by Seawise.

        Pursuant to the Agreement, the Company granted Seawise warrants to purchase 250,000 shares of the Company's Common Stock. The warrants are presently exercisable at $6.00 per share and expire on January 7, 2001.

        THE SEMESTER AT SEA PROGRAM. The Semester at Sea, which is administered by the ISE and academically sponsored by the University of Pittsburgh, is a program that takes approximately 500 students from colleges and universities across the United States and abroad around the world each fall and spring semester. Since 1963, over 28,000 students have studied and traveled to 60 countries around the world through this program. Seawise operated the Semester at Sea program for the first time aboard the Universe Explorer in the Spring of 1996. The first Semester at Sea voyage operated by Seawise sailed on February 3, 1996 on a 100-day around the world voyage with approximately 580 students. Semester at Sea gives students an opportunity to broaden their horizons through educated travel. Students will travel around the world aboard the Universe Explorer and participate in a unique and dynamic learning environment. A limited number of "non-student passengers" will also participate in each Semester at Sea voyage.

        Students can choose from approximately 50 lower and upper division courses in a variety of disciplines, including such offerings as anthropology, biology, English, geology, history, fine arts, music, political science, religious studies and theater arts. A number of one-credit courses are also available. Non-student passengers may also attend courses. Courses are accredited by the University of Pittsburgh and are fully transferable to most institutions. Students are required to enroll in a minimum of 12 semester credits during the fall and spring semesters and two courses, or 6 credits, during the summer semester. Each program includes a mandatory three-credit core course which provides an overview of the culture, environment, geography, history and politics of the regions visited.

        The fall and spring Semester at Sea programs last approximately 100 days. The spring semesters begin in late January or early February and end in early May, and fall voyages depart in mid-September and return in mid-December. A new summer session was offered in 1996 and lasted approximately 56 days. The Universe Explorer stops at nine ports during the regular semesters and seven ports during the summer session. The summer 1996 itinerary included the ports of Ensenada, Mexico; Papeete, Tahiti; Auckland, New Zealand; Sydney, Australia; Suva, Fiji; Hilo, Hawaii; and San Diego, California. Ports change with each voyage.

        While in port, students take advantage of field trips which provide both structured and informal activities enabling them to observe, interact and participate in the local culture. Students may also choose to travel independently. Excursions typically include university visits, cultural performances, visits to archeological sites, museums, orphanages and rural areas. Students are also frequently given opportunities to interact with students and faculty at local universities. Stays in port typically range from two to six days.

        THE ALASKA PROGRAM. Sea-Comm planned to operate one 7-day and three 14-day Alaska cruises in the summer of 1996 onboard the Universe Explorer. On July 27, 1996 a fire broke out aboard the Universe Explorer resulting in the cancellation of the remainder of the 7 day cruise, the repatriation of all passengers and the cancellation of the first 14-day cruise. The ship returned to service on August 14, 1996 and operated two 14-day cruises. All Alaska cruises begin and end in Vancouver, British Columbia. Ports of call for the 7-day cruise are Ketchikan, Juneau, Wrangell, and Glacier Bay. The 14-day cruises call at the same ports as well as Sitka, Yakutat Bay/Hubbard Glacier, Seward, Skagway, and Victoria.

        WEC has been operating Alaska cruises for 19 years. The Company believes that Sea-Comm's operation of WEC's established program offers a unique opportunity to cruise to Alaska due to its unmatched educational seminars and over 40 optional shore excursions. Although the Alaska program is not part of the Semester at Sea program, the 15,000 volume library remains on board the Universe Explorer in place of a casino. The passengers are free to use the library to enhance the presentations by guest lecturers or simply to relax and enjoy a quiet place to read. Passengers are also offered unique presentations and educational lectures by guest professors and nature experts from around the world. These presentations provide information about the art, culture, geology and history of the ports-of-call and the region in general. The Company believes that Sea-Comm is the only operator of Alaska cruises that offers educational seminars in conjunction with a cruise experience.

        MARKETING AND PROMOTION. The ISE promotes the Semester at Sea program through its own network. The ISE recruits campus volunteers on over 200 campuses in the United States and abroad and such volunteers distribute brochures and respond to questions from interested students. In addition, the ISE maintains a list of Semester at Sea alumni and encourages such persons to recruit students for the program. Because of the way Sea-Comm earns revenue from the Semester at Sea program (through a charter), its revenue does not vary materially based on the number of students aboard the vessel. As a result, marketing to student passengers is not of material importance to Sea-Comm.

        Seawise, on behalf of Sea-Comm, markets Semester at Sea voyages, primarily through the ISE, to non-student passengers through college alumni associations and other education-related groups. Of the 176 berths available for non-student passengers, Seawise guaranteed that it would procure at least 60 non-student passengers for each voyage during 1996 at pre-set rates. This number will increase in subsequent years.

        With respect to the Alaska program, WEC markets its cruises through travel agents, and, in general, through the same avenues that the Company markets its Caribbean cruises.

        WEC's cruise experience can be differentiated from that of its competitors both based on the length of the cruise and on its focus. Although WEC's Alaska cruises feature all of the cuisine, entertainment and services that cruise passenger have come to expect, they offer a unique educational undercurrent, which WEC promotes as a unique adventure for the body and soul. The Universe Explorer features an extensive library in place of the casino and allows passengers to study the ports the ship visits in depth if they so desire.

        FACILITIES, ON-BOARD SERVICES AND PROGRAMS. The Universe Explorer is a 23,900 gross ton registered vessel, which has nine passenger decks and a capacity for approximately 860 passengers in 363 cabins. During the Semester at Sea program, the shipboard campus consists of classrooms with closed circuit television capabilities, a student union, a theater, a 15,000 volume core library, study lounges, and a cafeteria, in addition to standard facilities of any oceangoing vessel. Living areas are supervised by a support team which includes a complete student life staff. The physical set-up on the Universe Explorer has been specifically designed for academic ventures and includes classrooms with blackboards, not substantially different from land-based campuses. A closed-circuit video system further supports classroom instruction. At the students' disposal are also a computer lab, exercise room, swimming pool, campus store, snack bar, and a sports deck for volleyball, basketball and aerobics. Laundry facilities and satellite phone calls and faxes are also available on board. Cabins are available in double, triple and quadruple occupancy for students and single and double occupancy for non-students.

        The amenities on the Universe Explorer during the Semester at Sea program; however, are not necessarily the same as those aboard the Enchanted Isle. There are no formal dinners (except on a few special occasions), no ballroom and no professional entertainers. However, the program staff includes an adult coordinator who organizes a program of activities specifically geared for the student/adult community. Cabin stewards provide daily limited cleaning and linen services and all meals are served cafeteria-style for students, faculty and staff. Attire is generally casual. The Universe Explorer houses 4 lounges and 2 bars available for students, with alcoholic beverage service limited to beer and wine, and an additional 2 lounges for faculty, staff and adult passengers, which serve a full range of alcoholic beverages.

        During the months when the Universe Explorer sails on its Alaska itinerary, it is easily transformed back into a luxury cruise chip. Classrooms are restored to lounges and dining areas, and the crew resumes formal meals, maid service and room service. In addition, the ship features all of the amenities and entertainment offered by the Company's other Cruise Ship, the Enchanted Isle, except for casino gambling. Even during the Alaska program, the Universe Explorer retains its substantial library offering passengers the opportunity to learn all about the ports they will visit during their voyage.

        TICKET REVENUES. The cost of Semester at Sea tuition ranges from $12,580 to $14,880 for standard accommodations during the full semesters, and ranges from $6,775 to $8,275 for standard accommodations during the summer semester. Such rates are per person and include tuition, passage fare, room, board, and student fees. Travel to and from ports of embarkation and debarkation, text books, in-country travel, personal expenses and incidental fees are additional. Financial aid is available to some students. Because the Semester at Sea is operated by Seawise, neither the Company nor Sea-Comm earn revenue from student ticket sales. Sea-Comm does, however, earn revenue from ticket sales to non-student passengers.

        WEC's Alaska cruises are list-priced per person (based on double occupancy) from $1,145 to $1,995 for the 7-day cruise and $2,295 to $3,995 for the 14 day cruises, excluding commissions to travel agents, which will be paid by Sea-Comm. Prices vary depending on size and location of cabin. The cruise price includes shipboard accommodations, use of all the shipboard amenities and all meals.

        ON-BOARD AND OTHER REVENUES. Sea-Comm earns revenues from the Universe Explorer during the Semester at Sea program from beverage and snack bar sales and miscellaneous services. While the vessel is used in the Alaska program, Sea-Comm earns on-board revenue from certain on-board activities and services including beverage sales in a variety of bars, restaurants and lounges, and shore excursions. Additional concession revenue is earned from gift ship sales and the sale of photographs to passengers.

        COMPETITION. Seawise is the exclusive operator of the Semester at Sea program. To the Company's knowledge, there is no other entity which operates a similar shipboard educational program. Seawise competes for student passengers with operators of land-based international educational programs, such as semesters abroad. With respect to adult passengers, Sea-Comm competes with long cruise providers, such as freighters with passenger accommodations and world cruises, and to a lesser degree with traditional world cruises and land-based vacation alternatives.

        With respect to the Alaska program, Sea-Comm competes with other cruise operators who operate cruises to this region. Some of these operators carry passengers from Canadian ports to Alaska and then return them by air, while other operators carry passengers on a round trip voyage. Sea-Comm also competes for consumer disposable leisure time dollars with other vacation alternatives.

        SHIP MAINTENANCE AND OPERATION

        In addition to routine maintenance and repairs performed on an ongoing basis, a vessel is generally taken out of service once every two or three years for a period ranging from one to two weeks, during which time more substantial maintenance work, repairs and improvements are performed in drydock. The Universe Explorer was last taken out of service for maintenance in April 1995 and the Enchanted Isle was last taken out of service for maintenance in February 1996. This work typically is performed during non-peak periods to minimize disruption of the Company's operations and any adverse effect on revenues. To the extent practicable, the ship's crew, catering and hotel staff remain with the ship during such period and assist in performing maintenance and repair work.

        The Company placed the Universe Explorer in drydock for the purpose of carrying out the repairs detailed in the Settlement Agreement at the Commodore Closing. All such repairs were performed at EffJohn's expense. While the Universe Explorer was in drydock, the Enchanted Isle operated on the itinerary previously served by the Universe Explorer. Following the completion of the repairs, the Universe Explorer commenced operations for Sea-Comm.

        Due to the age of the Cruise Ships, they are expected to require more maintenance than new vessels. In addition, they are more likely to break down and be removed from service at unscheduled times, which could result in loss of revenue for the Company.

        SUPPLIERS

        The Company purchases air transportation, bunker and diesel fuel, food and related products and hotel supplies from independent suppliers and does not expect difficulties in obtaining adequate supplies of these items. The Company is not dependent upon any one supplier for its needs.

        EMPLOYEES

        The Company employs approximately 551 people, of whom approximately 505 serve as officers and crew on the Cruise Ships and approximately 46 are employed shoreside in various sales and marketing, as well as administrative and management positions. Pursuant to the terms of the Commodore Acquisition, the Company renewed Old Commodore's contract with the employees who work aboard the Enchanted Isle and Universe Explorer for three month renewable terms.

        INSURANCE

        The Company has procured protection and indemnity coverage and oil pollution coverage, as well as other coverage through its insurers for the Cruise Ships. The Company maintains insurance on the hull and machinery of the Cruise Ships in an amount equal to the greater of 100% of the market value of the ship, as such value is agreed upon with the insurer and the mortgage holder of the vessel, or 120% of the outstanding amount of the Loan on the vessel. Coverage for hull and passenger interests (which includes earnings and increased value) is maintained in amounts related to the value of the ship and its anticipated revenues. In addition, the Company maintains war risk insurance on the ship in amounts in excess of the market value of the ship as agreed upon with the insurer. War risk insurance includes protection against liability claims by passengers and crew, as well as other indemnity risks for which coverage would be excluded under the Company's protection and indemnity coverage by reason of war exclusion clauses.

        The Company also maintains coverage on the Cruise Ships in various amounts for the loss of revenue in the event that either such vessel is unable to operate during scheduled cruise periods as a result of an accident, mechanical failure, or certain additional covered perils. In such event, the Company's insurance would pay up to $53,000 and $60,000 per day of lost service for the Enchanted Isle and Universe Explorer, respectively, up to a maximum of 90 days, subject to a 15-day deductible. The Company has established insurance coverage in connection with liability for death or injury to passengers and crew with respect to the Enchanted Isle and the Universe Explorer. Such coverage has no limitation, but is subject to a deductible equal to $50,000 and $10,000 respectively, per occurrence. The Company also provides a guaranty in respect of liability for non-performance of transportation as required by the FMC with respect to the Enchanted Isle. The Universe Explorer does not sail from U.S. ports, and as such, the Company is not required to maintain such coverages for this vessel.

        GOVERNMENT REGULATION

        The Company's vessels are registered in Panama, and are subject to regulations issued by Panama, including regulations issued pursuant to international treaties governing the safety of the ships and its passengers. The country of registry conducts periodic inspections to verify compliance with these regulations.

        Every five years, the Cruise Ships are subject to an inspection of the hull structure and plating. In addition, ships operating out of U.S. ports are subject to control verification by the U.S. Coast Guard for compliance with international treaties, and by the U.S. Public Health Service for sanitary conditions. The Universe Explorer and The Enchanted Isle will be inspected at least annually by the Panamanian authorities and quarterly by the U.S. Coast Guard, and on a regular basis by the U.S. Public Health Service. The Company believes that the Cruise Ships are in substantial compliance with all applicable regulations and that they have the licenses necessary to conduct their business.

        The Company has obtained certificates from the FMC relating to its ability to meet obligations to passengers for non-performance of cruises. The Company received certain passenger deposits as part of the Commodore Assets necessary to obtain this certificate. In the future, the Americans with Disabilities Act ("ADA") may be applied to the Cruise Ships to make the Cruise Ships more accessible to disabled persons. The Company cannot project how the ADA will be applied to the Cruise Ships or the costs of compliance.

        The Company is also subject to various U.S. laws and regulations relating to environmental protection. Under such laws and regulations, the Company is prohibited from, among other things, discharging materials, such as petrochemicals and plastics, into the waterways. The Company has obtained insurance against the costs of oil pollution occasioned at, or in transit to, sea. The financial costs relating to U.S. environmental laws and regulations are not expected to have a material adverse impact on the Company's results of operations, financial condition or liquidity.

        The Company believes that it is in compliance with all regulations applicable to the Cruise Ships and has the licenses necessary to conduct its business, however, there can be no assurance thereof. From time to time, legislation and proposed regulations have been introduced which could have an impact upon the Company's operations. During recent years, the International Convention on Safety of Life at Sea ("SOLAS") has been amended and will, among other things, require most passenger vessels not fitted with sprinkler systems to install such systems and other safety arrangements, including the addition of smoke detector systems, low-location lighting and enclosed escape stairwells by October 1997. In the event a vessel meets certain requirements under SOLAS as amended through 1974, but without reference to any subsequent amendments thereto ("SOLAS 1974"), it will not be required to be fitted with a sprinkler system and other safety equipment until on or before October 1, 2005. The Cruise Ships are not currently fitted with any sprinkler systems. The Company believes that the Cruise Ships comply with the SOLAS 1974 requirements, and thus that it will not have to fit them with sprinkler systems and other safety equipment until 2005. The Cruise Ships' classification societies and the Directorate of Consular and Maritime Affairs of the ships' Flag State (Panama) have confirmed that the Cruise Ships meet the SOLAS 1974 requirements. The cost of installation of sprinkler systems was estimated to be approximately $3,000,000 per vessel; however, due to the extension of the installation deadline, the Company believes that it will be able to reduce this estimate. The Company is unable to quantify any such reduction at present.

        There have been efforts in prior Congresses to adopt bills that would apply United States labor laws to non-resident alien crew of foreign registered ships sailing from U.S. ports and to exclude certain foreign-built ships from U.S. ports if they received construction subsidies of a particular type. With respect to the ship construction subsidies, the Cruise Ships are U.S. built and thus would be at risk to such legislation only if it were to apply to conversion and maintenance work performed on the vessels in foreign countries. The application of U.S. labor laws to foreign-registered passenger ships would have a very substantial impact on the cruise industry as a whole and the Company cannot predict the implications on its operations. Such proposed legislation is not presently under consideration by the 104th Congress.

        The Cruise Ships have been built and they maintain the standards of design, construction and maintenance appropriate to their trades and they are operated and maintained under the continuous maintenance survey system of the American Bureau of Shipping and Lloyds Register of Shipping, respectively. In order for the Company to insure the Cruise Ships, it must comply with the survey and maintenance requirements of each ship's respective classification society. The cost of such required maintenance for older vessels, such as the Cruise Ships, could be high.

        TRADEMARK PROTECTION

        At the Commodore Closing, the Company acquired domestic and foreign trademark registrations relating to the name "Commodore" and the distinctive Commodore logo. Pursuant to the Acquisition Agreement, the Company agreed to allow EffJohn to use the name Commodore in connection with a class of ferry service it provides. The Company does not believe that such use will materially interfere with its proposed use of the Trademarks. The Company believes such trademarks are widely recognized throughout North America, although it has not independently verified this belief. The Company has not recorded the assignment of certain of the foreign Trademarks due to the costs involved and the potentially limited benefit of certain of such Trademarks, and has not yet determined whether it will do so. As a result, there can be no assurance that the Trademarks do not or will not violate the proprietary rights of others, that the Trademarks would be upheld if challenged or that the Company would not be prevented from using the Trademarks, any of which could have an adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial resources necessary to enforce or defend the Trademarks. The Company is not aware of any actions against the Trademarks and has not received any notice or claims of infringement in respect of the Trademarks.

ITEM 2. DESCRIPTION OF PROPERTIES

        New Commodore subleases from EffJohn, on a pass thru basis, approximately 16,000 square feet of office space in Hollywood, Florida. The sublease terminates in June 2000. The Company uses such space for its administrative and management operations. The annual lease payment of approximately $13.50 per square foot does not include taxes, utilities, or certain other operating costs. The base rent will increase by 4% each year during the term of the lease. Taxes, utilities and operating costs amount to approximately an additional $8.22 per square foot.

        The Company also utilizes a pier at the Port of New Orleans, pursuant to a written agreement, from which one of its Cruise Ships departs, and port facilities at various Caribbean locations, pursuant to oral agreements with the respective authorities, as is the custom in the Caribbean. The agreement with the Port of New Orleans, which was assigned to the Company by Old Commodore, permits the Company to operate a vessel from New Orleans for six years commencing October, 1992. The Company has priority use of the terminal on weekends. In the event the Company does not complete 300 sailings during such period (or 50 sailings per year), the Company may extend the agreement for one year, pay a predetermined cancellation fee, or place another vessel in service in New Orleans. No assurance can be given that the Company will be able to continue to use the Caribbean ports under oral agreements, or that if such oral agreements are terminated, the Company will be able to locate acceptable substitute ports.

ITEM 3. LEGAL PROCEEDINGS

        In October 1995, Kristian Stensby filed an action in the Circuit Court in Dade County, Florida against EffJohn, the Lender, the Company, Mr. Mayer and others, alleging that due to the tortious acts or breaches of agreements by various defendants, he did not receive certain fees and/or commissions to which he was allegedly entitled upon the consummation of the sale of the Commodore Assets or use of such assets in a joint venture. Mr. Stensby has alleged that he is entitled to damages as a result of the alleged behavior of the various defendants. The Company does not believe that the ultimate resolution of this action will have a material adverse effect on its financial condition.

        The Company anticipates that it will be subject to claims and suits in the ordinary course of its business in the future, including those arising from personal injury to its passengers. The Company believes that it has obtained insurance in the proper types and amounts to cover such anticipated claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

None.

OPTIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth as of December 26, 1996 certain information regarding the executive officers of the Company. All executive officers serve in their respective positions until their successors are appointed.

NAME                                 AGE        POSITION AND PRINCIPAL BUSINESS EXPERIENCE
----                                 ---        ------------------------------------------

Jeffrey I. Binder                    50       Chairman of the Board since 1995; Chairman of
                                              the Board and a director of Tel-Med, a
                                              publicly traded company which develops medical
                                              products and provides medical related
                                              services, since 1991; Chairman of the Board
                                              and a director of H.P. America, Inc., a
                                              privately traded holding company which owns
                                              health maintenance organizations and medical
                                              practices companies, since 1995; Chairman of
                                              the Board and a director of JeMJ Financial
                                              Services, Inc., a private holding company
                                              since 1989; President and a director of Sector
                                              Associates, Ltd., a public company engaged in
                                              the furniture retail business, from 1989 until
                                              1993.

Frederick A. Mayer                   62       Vice Chairman of the Board and Chief Executive Officer
                                              since 1995; Co-founder and Vice Chairman of Regency Cruises
                                              Inc. ("Regency") between 1985 and 1995; President of
                                              Exprinter International USA, a travel organization,
                                              between 1955 and 1995; Chairman of the Board and President of
                                              Marmara Marine, Inc. which owns the S/S United States,
                                              since 1992. In November, 1995 Regency filed for Chapter 11 bankruptcy protection.

James R. Sullivan                    59       President since 1995; President of the Sullivan Group,
                                              a marketing consulting company, from 1993 to 1995;
                                              Senior Vice President, Director of Cunard Line Ltd.'s
                                              ("Cunard") Eastern Hemisphere from 1989 to 1993;
                                              Senior Vice President of Sales and Marketing for
                                              Cunard from 1981 to 1989; Vice President of Sales for
                                              Cunard from 1977 to 1981; Vice President of Marketing
                                              from 1973 to 1977.

Alan Pritzker                        42       Chief Financial Officer since 1995; Senior Vice
                                              President of Regency from 1989 to 1995;
                                              Controller of Regency from 1985 to 1989. In November,
                                              1995 Regency filed for Chapter 11 bankruptcy
                                              protection.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Common Stock of the Company is traded on the Nasdaq National Market ("NNM") under the symbol CCLNF.

PRICE RANGE OF SECURITIES

        The following table reflects the high and low closing bid prices for the Company's Common Stock of the last business day of each quarter between July 16, 1996, when the Company' s securities were first quoted on NNM, and September 30, 1996. Such quotations represent inter-dealer prices, without retail mark-up or mark-down or commission, and may not necessarily represent actual transactions.

                                        COMMON STOCK

FISCAL YEAR    QUARTERS             HIGH           LOW
-----------    --------             ----           ---

1996           FOURTH               6 3/4          2 1/2

        As of December 23, 1996 there were 100 record holders of the Company's Common Stock and approximately 1,300 beneficial owners of the Company's Common Stock. The closing bid price for the Common Stock on that day was $2.53.

DIVIDENDS

        The Company has not declared any dividends on its Common Stock since its inception, and has no present intention of paying any dividends on its Common Stock in the foreseeable future. Pursuant to the terms of the Series A Preference Shares, the Company is required to pay the holders of the Series A Preference Shares a cumulative dividend equal to seven per cent per annum before it may pay dividends on the Common Stock. In addition, pursuant to the terms of the Loan, the Company is prohibited from paying more than 50% of its net profits as dividends on its Common Stock.

        As part of the consideration for the sale of the cruise line, EffJohn received 1,000,000 7% Cumulative Convertible Redeemable Series A Preferred Stock at a value of $4.00 per share totaling $4,000,000. The cash payment of the dividend is limited to 10% of the Company's net profits for such year. The remaining portion of the dividend, if any, is payable in preferred stock based on a value of $4.00 per share. In fiscal 1996 the Company paid a dividend to the holders of its Series A preference shares of $31,154 in cash and the issuance of 6,979 Series A Preference Shares.

ITEM 6. SELECTED FINANCIAL DATA

        The following is a summary of the Company's financial information extracted from the indicated year-end audited Combined or Consolidated Financial Statements of the S/S Enchanted Seas and the S/S Enchanted Isle (operating units of Effjohn) (the "Predecessor") and the Company, and is qualified in its entirety by the detailed financial information appearing in the Combined and Consolidated Financial Statements and the Notes thereto.

                          (Dollars in thousands, except per share data)

                                                               The Company
                                                                  Period         Pro forma      The Company
                                        Predecessor                Ended        Year Ended       Year Ended
                                    Years Ended December 31,    September 30,   September 30,   September 30,
                               ------------------------------   -------------   -------------   -------------
INCOME STATEMENT DATA:             1992        1993      1994      1995 (2)        1995(1)          1996
                                   ----        ----      ----      --------        -------          ----
                               (Unaudited)                                       (Unaudited)
Total revenues                  $ 54,368    $ 45,650    $ 41,860   $  7,256       $35,075          $47,817
Operating expenses                44,229      34,265      28,527      4,941        33,337           35,490
Selling & administrative
  expenses                        11,114       6,833       6,484      1,664         9,899            7,238
Depreciation and amortization      5,530       4,903       3,599        198         1,693            1,614
Interest Expense, net              1,980       1,682       1,294        133         1,933            1,266
Write-off of goodwill                  -       6,023           -          -             -                -

Other Income                           -           -           -          -             -              341

Loss on Vessel Fire                    -           -       1,367          -         1,367              397

Minority interest in earnings
  of consolidated joint venture        -           -           -          -             -              143

Net earnings (loss) before tax    (8,485)     (8,056)        589        320       (13,154)           2,009

Provision for taxes                    -           -           -          8             -                -

Net earnings (loss) before      $ (8,485)   $ (8,056)   $    589   $    312      $(13,154)         $ 2,009
preferred stock dividend

Provision for preferred
  stock dividend                       -           -           -         60           280              280

Net earnings (loss) available
  for Common Stockholders       $ (8,485)   $ (8,056)   $    589   $    252      $(13,434)         $ 1,729
                                 =======     =======     =======    =======       =======           ------

Net earnings (loss) per
  share(3)(4)                         --          --          --       0.06         (2.59)            0.34
                                 =======     =======     =======    =======       =======           ======
Average shares outstanding
  (000's)                                                             4,378         5,185            5,440
                                                                    =======       ========          ======
OPERATING DATA (Unaudited):

Sailings                              98          64          53         11            64               56
Traffic days(5)                      673         466         371         77           444              583
Passenger days(6)                452,394     316,157     271,075     53,221       271,171          384,638
Load factor(7)                     92.21%      92.67%     100.22%     94.81%        83.78%           90.44%

BALANCE SHEET DATA:
Property and equipment,
  net of depreciation                                   $37,565    $33,085                         $36,147
Total assets                                            $40,232    $44,097                         $53,285
Total borrowings                                        $30,020    $24,500                         $24,239
Total stockholders' equity
  (deficit)                                            ($ 5,585)   $12,519                         $16,196

--------------------
(1) Assumes the Commodore Acquisition occurred on October 1, 1994.
(2) Such period begins April 13, 1995 (date of inception) and ends on September 30, 1995; however, the Company commenced cruise operations July 15, 1995, immediately following the Commodore Closing.
(3) Net earnings (loss) per common equivalent share is based upon the weighted average number of shares and equivalents outstanding during each period after giving effect for dividends on the Series A Preference Shares.
(4) Earnings per share does not apply to fiscal years 1992-1994 because during such periods the Predecessor was an operating unit of EffJohn International B.V.
(5) Represents the number of sailings, multiplied by the number of days per cruise.
(6) Represents the number of passengers, multiplied by the number of days of their respective cruises.
(7) In accordance with cruise industry practice, total capacity is calculated based on double occupancy per cabin even though some cabins accommodate three or four passengers. A percentage in excess of 100% indicates that more than two passengers occupied some cabins. Because the Universe Explorer is space chartered to Seawise during the majority of the year for the Semester at Sea program, the load factor during these sailings is not as material to the Company as it is during normal cruise operations. The Company has computed the load factor for the Semester at Sea voyages by including all passengers, including university staff and faculty, as well as student and adult participants.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        With respect to the Company's cruise operations, the Company earns revenues primarily from: (i) the sale of passenger tickets, which include accommodations, meals, substantially all shipboard activities, and airfare and hotel packages, if applicable; and (ii) the sale of goods and services on board the Cruise Ships including, but not limited to, casino gambling, liquor sales and concession income.

        The Company's operating expenses include travel agency commissions, shipboard costs of goods sold and all shipboard operating expenses, including food, fuel, port charges, crew wages and benefits, cabin consumables, entertainment, ship insurance, ship maintenance expenses, vessel management fees and transportation and lodging (airfare, hotel, and transfer costs), if applicable. Travel agency commissions, passenger food, port charges and air transportation and hotel lodging expenses generally vary directly with the number of passengers while most of the shipboard operating expenses are fixed per voyage.

        The Company's marketing, selling and administrative expenses include media advertising, brochures and promotional materials, costs of the Company's direct sales force and related selling activities, all shoreside activities such as reservations, inventory control, air transportation coordination, human resources, finance and information technology. Other income (expense) includes interest expense and interest income. The majority of the Company's transactions are in U.S. dollars.

        With respect to Sea-Comm's operations, the Company earns revenue primarily from reimbursements from Sea-Comm for all operating costs, food costs and all of the principal and interest due on the portion of the Loan attributable to the Universe Explorer during the approximately 320 days each year the vessel is used in the Semester at Sea and Alaska programs.

        The following table presents statements of operations data as a percentage of total revenues:


                                                      PREDECESSOR             THE COMPANY          THE COMPANY
                                PREDECESSOR          AND THE COMPANY            FOR THE              FOR THE
                            FOR THE YEAR ENDED         PRO FORMA             PERIOD ENDED           YEAR ENDED
                            DECEMBER 31, 1994       SEPTEMBER 30, 1995    SEPTEMBER 30, 1995    SEPTEMBER 30, 1996
                            ------------------      ------------------    ------------------    ------------------
                                                       (Unaudited)
Revenues                        100.00%                  100.00%               100.00%              100.00%

Expenses:
    Operating                    68.1                     95.1                  68.1                 74.2
    Selling and
    Administrative               15.5                     28.2                  23.0                 15.1
    Depreciation and
    Amortization                  8.6                      4.8                   2.7                  3.4
Loss on Vessel Fire(1)            3.3                      3.9                     -                    -
                                  ---                     ----                  ----                 ----
      Total                      95.5                    132.0                  93.8                 92.7%

Operating Income (loss)           4.5                    (32.0)                  6.2                  7.3%

Other Income (Expenses)          (3.1)                    (5.5)                 (1.8)                (3.1%)

Net Earnings (Loss)
before Provision for Pre-
ferred Stock Dividend             1.4%                   (37.5%)                 4.4%                 4.2%
                                  ===                     ====                  ====                 ====

---------
(1) The Company has included the fiscal 1996 loss from the fire on the Universe Explorer as Other Income (Expense).

        Due to its New Orleans point of embarkation, the Company's revenues are more seasonal than other cruises with similar itineraries that depart from Florida ports. The greatest demand for the Company's cruises occurs in June through August, and demand from February through May and November through December is also very good. The Company's slowest months are January, September and October.

        The Company's operations began on July 15, 1995, following the Commodore Closing. For the two and one-half months ended September 30, 1995, revenues from the operation of one cruise vessel were $7,256,000 including charter cancellation fees of $425,000. In January 1996, the Company placed its second vessel into service. As a result, for the year ended September 30, 1996, revenues from the operation of two cruise vessels increased to $47,817,000, which included charter cancellation fees of $425,000.

        The results of operations for the year ended December 31, 1994 are of the Predecessor. The Company's fiscal year ends on September 30. As a result, the results of operations for the pro forma year ended September 30, 1995 include the fourth calendar quarter of 1994, which is also included in the December 31, 1994 fiscal year. The pro forma 1995 fiscal year includes results of operations of the Predecessor from October 1, 1994 until July 14, 1995, and those of the Company for the balance of such fiscal year. Old Commodore operated two vessels during the 1995 fiscal year. Old Commodore operated the Enchanted Seas primarily on the New Orleans itinerary during fiscal 1995 and placed this vessel in drydock just prior to the Commodore Closing. Concurrently therewith, Old Commodore placed the Enchanted Isle on the New Orleans itinerary.

        Prior to such time in fiscal 1995, Old Commodore operated the Enchanted Isle for 73 days on a Barbados itinerary, and before that, chartered the vessel to a company that operated it as a floating hotel in St. Petersburg, Russia. All of these activities occurred during fiscal 1995. The Company, however, operated only one vessel on the New Orleans itinerary during its 1995 fiscal year. As a result of the differences in the number of ships operated, the itinerary served, and the use of each ship by each of Old Commodore and the Company, a comparison of the 1995 fiscal year to the 1994 fiscal year may not be representative of the Company's future performance. The historical operating results for the Predecessor were prepared by management from the books and records of Old Commodore. Revenues and ship operating expenses are specifically those of the Cruise Ships. However, Old Commodore operated up to five ships during the period since January 1, 1994. As a result, administration and marketing expenses were commingled and have been allocated to the Predecessor based on the number of traffic days of all of Old Commodore's ships. This may not be indicative of actual expenses which would have been incurred in connection with the operation of one ship by the Company. In addition, the Predecessor's depreciation expenses vary from those of the Company primarily due to its higher cost basis on the vessels. Accordingly, such expenses are not comparable.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1996, COMPARED TO PRO FORMA YEAR ENDED SEPTEMBER 30,
1995

        Revenues increased by $12,742,117, or 36.3%, for fiscal 1996 compared to pro forma 1995, primarily due to the number of ships operated each month by the Company compared to the Predecessor. During fiscal 1996, the Company operated for approximately 20 ship-months as compared to approximately 15 ship-months for the Predecessor during pro forma 1995. "Ship-months" are the aggregate number of months in which both of the Company's ships operated during a fiscal year. Revenues also increased during fiscal 1996 due to the Company's operation of the Semester at Sea and Alaska programs, which generated greater revenues than the Predecessor's short-lived Barbados itinerary, which was deemed a failure. Finally, the Company has experienced greater load factors during fiscal 1996 on its New Orleans itinerary than did the Predecessor during pro forma 1995. The increased loads yielded higher revenues.

        The Company's operating expenses increased by $2,153,117, or 6.5%, in fiscal 1996 compared to pro forma 1995. This increase was due to increased revenues in fiscal 1996, the termination of the Predecessor's Barbados itinerary, which operated for only 73 days during pro forma 1995, and the relatively lower operating costs for the Semester at Sea program, which does not offer luxury cruise cuisine or luxury cabin services. As a percentage of revenue, operating expenses represented 74.2% of revenues in fiscal 1996, as compared to 95.1% of revenue in pro forma 1995. This decline of expenses as a percentage of revenue illustrates the relatively lower operating expenses of the Semester-at-Sea program as compared to luxury cruise service provided by the Predecessor during pro forma 1995, as well as the higher cost of food and services that the Predecessor incurred while operating the Barbados itinerary, compared to the cost for similar products and services in New Orleans. As a result of the drydock costs incurred in fiscal 1996 on the Enchanted Isle, the Company expects that the amortization of these costs will result in higher operating costs in fiscal 1997 versus fiscal 1996.

        Marketing, selling and administrative expenses decreased by $2,660,438, or 26.9%, in fiscal 1996 compared to pro forma 1995. The higher expenses which the Predecessor incurred in pro forma 1995 related primarily to the termination of the Barbados itinerary, the additional cost of airfare for cruise passengers to Barbados, and the termination of the Predecessor's cruise operations in conjunction with the Commodore Acquisition.

        Depreciation and amortization decreased by $79,591, or 4.7%, in fiscal 1996 compared to pro forma 1995, due to the difference in cost basis of the assets acquired by the Company as compared to the Predecessor. Interest expense, net, decreased by $667,200, or 34.5%, from pro forma 1995 to fiscal 1996 due to the Company's capitalization of approximately 3.5 months of interest incurred with respect to the Universe Explorer, which had not yet been placed in service.

        Seawise's interest in the Company's Sea-Comm joint venture is reflected in the $143,023 line item for "Minority interest in earnings of consolidated joint venture." The Sea-Comm joint venture was formed in fiscal 1996; consequently, no comparable line item exists for pro forma 1995.

PRO FORMA FOR THE YEAR ENDED SEPTEMBER 30, 1995, COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

        Revenues decreased by $6,785,649, or 16.2%, for fiscal 1994 compared to pro forma 1995 primarily due to (i) an 11.9% reduction in the number of passengers carried as well as a reduction in the average rate per passenger on the Company's New Orleans itinerary, and (ii) low load factors and average rates on Old Commodore's Barbados itinerary. This decrease was partially offset by the receipt of $425,000 in pro forma 1995 from the cancellation of a charter agreement. The Company received an additional cancellation fee of $425,000 in fiscal 1996, but does not anticipate that it will receive such fees in future years. See "Business - The Commodore Acquisiton - Settlement Agreement." The load factor for the New Orleans itinerary decreased to 89.54% in pro forma 1995 from 100.23% in 1994.

        The Company's operating expenses increased by $4,809,500, or 16.9%, in pro forma 1995 compared to fiscal 1994. This increase was due to a fire on the Enchanted Isle on December 28, 1994, the termination of Old Commodore's Barbados itinerary, which operated for only 73 days in 1995, as well as increased competition in the New Orleans market. The Barbados itinerary was cancelled in April 1995, in connection with the Commodore Acquisition.

        Marketing, selling and administrative expenses increased by $3,414,416, or 52.7%, in pro forma 1995 from fiscal 1994 due to a variation in the way Old Commodore and the Company attribute such expenses. Given that the Company acquired the vessels in the fourth quarter of pro forma 1995, the full effect of such variations is not reflected herein.

        Depreciation and amortization decreased by $1,905,975, or 53.0%, in pro forma 1995 compared to fiscal 1994 due to the difference in cost basis of the assets acquired by the Company as compared to Old Commodore. Interest expenses increased by $639,960 from fiscal 1994 to pro forma 1995 due to the Company's acquisition of Commodore Cruise Line and the financing procured to consummate the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital deficiency was $2,931,658 and $919,779 at September 30, 1996 and 1995, respectively. The Company's working capital deficiency at September 30, 1996 and 1995 was primarily due to the inclusion, in non-current assets, of a $4,629,000 deposit securing the Company's FMC bond. The corresponding liability, customer deposits, which was $5,839,360 and $4,344,657 at September 30, 1996 and 1995 respectively, is included in current liabilities. The Company also received working capital from the proceeds of its public offering in 1996 and its private offering in 1995. The decrease in the Company's working capital, in fiscal 1996, was primarily due to the inclusion of $2,277,095, the current portion of its long-term debt, in current liabilities.

        Cash flows from operations provided $3,567,649 and $661,137, for fiscal 1996 and 1995, respectively. Cash flows for fiscal 1996 consisted primarily of increases in accounts payable, customer deposits, due to related party and accrued liabilities.

        At September 30, 1996, the Company owed $24,239,155 to the Lender in connection with the Commodore Acquisition. The Loan is secured by substantially all of the assets of New Commodore, including preferred ships mortgages on both Cruise Ships, and bears interest at LIBOR plus 2%. The Loan must be repaid in 12 semi-annual installments of principal and interest beginning January 14, 1997. On November 15, 1995, the Company and the Lender amended the terms of the Loan to require the Company to remit monthly installments of principal and interest toward the January 14, 1997 payment. Such monthly payment schedule will end on January 14, 1997. In the event that the Company is required to withhold income tax on any amounts due to the Lender, the Company has agreed to pay the required amount to be withheld and pay the Lender the full amount of interest due under its agreements with the Company.

        The terms of the Loan place certain restrictions on the Company. First, the Company is not permitted to place any additional liens on any of its assets (including the Cruise Ships) without the prior consent of the Lender. Second, the Company is prohibited from paying more than 50% of its net profits as dividends. Third, beginning in February 1997, the Company must make monthly payments into a restricted retention account in an amount estimated to pay the next installment of principal and interest under the Loan, divided by the number of months before the next installment is due. In addition to the foregoing, New Commodore must maintain a minimum cash balance in its operating accounts of $1 million. Recently, the Lender notified the Company that it believes the Company has violated certain covenants in the Loan, including the requirement that the Company maintain $1 million in its operating accounts. The Lender has not declared the Company to be in default under the Loan. The Company believes that it is in compliance with the Loan covenants, and, to the extent it may not have been in compliance with the $1 million cash balance requirement in the past, that such violation has been cured.

        The Universe Explorer was in drydock between the Commodore Closing and January 1996. Because the Company received charter cancellation fees for charters scheduled between the Commodore Closing and December 1995, the time the vessel was out of service did not have an adverse effect on the Company's fiscal 1996 revenues. In November 1995, the Company began to prepare the vessel for use in the Semester at Sea program. The Company used approximately $535,000, which it received from EffJohn, to repair certain technical items aboard the vessel. The Company also paid for the renovations to the ship to convert it for use in the Semester at Sea program. The Company anticipates that the Universe Explorer will be placed in drydock for maintenance and repairs during fiscal 1997. The Company plans to schedule the drydock between Semester at Sea voyages so that it will not lose any operating days. The cost of the maintenance and repairs is expected to be paid out of cash from operations.

        On July 27, 1996, the Universe Explorer had a fire on-board, which resulted in the death of five crew members and loss of revenues during the 17-day period the ship was out of service. The majority of the losses by the passengers and crew, damage to the hull and machinery of the vessel and loss of hire is covered by the Company's insurance policies, subject to applicable deductibles. As a result, as of September 30, 1996 the Company had an insurance receivable balance of $2,470,525.

        The Enchanted Isle was sent to drydock in February 1996 for approximately two weeks to repair its propeller and complete certain other repairs. EffJohn reimbursed the Company for approximately $140,000 of such costs. The time the vessel was out of service for such repairs did not have a material adverse effect on the Company's fiscal 1996 net income. The Enchanted Isle is not expected to be sent to drydock during fiscal 1997.

INFLATION

        The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements and related notes are included in Item 14 herein. See Index to Financial Statements contained in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning the directors of the Company set forth under the caption Election of Directors in the definitive Proxy Statement of the Company for its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement") is incorporated herein by reference.

        Information concerning the executive officers of the Company is included in Part I herein under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

        The information set forth in the 1997 Proxy Statement under the caption "Compensation of Officers" and "Board of Directors - Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the caption "Principal Stockholders and Security Ownership of Management" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Transactions with Management and Others" in the 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

        1. Financial Statements

        See index to Financial Statements on Page F-1.

        2. Financial Statement Schedules

        All schedules have been omitted because they are not applicable or the required information is shown in the financial statements herein.

(b) Reports on Form 8-K
    No reports on Form 8-K were filed during the fourth quarter of Fiscal 1996.

(c) Exhibits

EXHIBITS              DESCRIPTION OF EXHIBIT

  3a     Memorandum of Association of the Company, as amended*

  3b     By-Laws*

  4a     Form of Common Stock Certificate***

  4b     Series A Preference Share Terms*

  4c     Form of Warrant Certificate***

  4d     Form of Warrant Agent Agreement**

  4e     Form of Underwriter's Warrant Agreement**

 10a Employment Agreement dated May 3, 1995 between the Company and Jeffrey I. Binder*

 10b     Employment Agreement dated May 3, 1995 between
         New Commodore and Frederick A. Mayer, as amended*

 10c     Employment Agreement dated May 3, 1995 between
         New Commodore and James R. Sullivan, as amended*

 10d     Employment Agreement dated May 3, 1995 between
         New Commodore and Alan Pritzker, as amended*

 10e     USD$ 24,000,000 Loan Facility Agreement, dated July 14,
         1995 among the Lender, Almira, Azure, New Commodore and the Company*

 10f Agreement for the Sale and Purchase of the Business and Assets of Old Commodore dated April 29, 1995 between
         Old Commodore, EffJohn and New Commodore*

 10g Master Agreement dated May 28, 1995 between EffJohn, BCS, ACS, Old Commodore, New Commodore and the Company*

 10h     1995 Stock Option Plan*

 10i Joint Venture Agreement dated October 30, 1995 between the Company, Seawise and Sea-Comm*

 10j     Management Services Agreement dated July 5, 1995 between
         New Commodore and IMC**

 10k Sublease for Office Space at 4000 Hollywood Boulevard dated June 30, 1995 between EffJohn and New Commodore**

 10l     Software Agreement between Reservations Technology, Inc.
         and New Commodore**

 10m     Sublease of computer equipment and software between Old
         Commodore and New Commodore (IBM Sublease)**

 10n Assignment of Financing and Berthing Agreement dated June 29, 1995 between New Commodore and Old Commodore as consented to by the Board of Commissioners of the Port of New Orleans**

 10o Warrant Certificate for 250,000 Shares of Common Stock of the Company dated July 14, 1995 in favor of JeMJ Financial Services, Inc.**

 10p Warrant Certificate for 250,000 Shares of Common Stock of the Company dated July 14, 1995 in favor of Jeffrey and Rosalie Binder**

 10q Warrant Certificate for 250,000 shares of Common Stock of the Company dated October 30, 1995 in favor of Seawise**

 10r First Priority Panamanian Mortgage on the Enchanted Seas dated July 14, 1995 between Azure and the Lender**

 10s First Priority Panamanian Mortgage on the Enchanted Isle dated July 14, 1995 between Almira and the Lender**

 10t     First Priority Charge over the shares of Azure dated
         July 14, 1995 between the Lender and New Commodore**

 10u     First Priority Charge over the shares of Almira dated
         July 14, 1995 between the Lender and New Commodore**

 10v First Priority Tripartite Deed in respect of the Enchanted Seas dated July 14, 1995 between the Azure, New Commodore and the Lender**

 10w First Priority Tripartite Deed in respect of the Enchanted Isle dated July 14, 1995 between the Almira, New Commodore and the Lender**

 10x Form of Custody Agreement and Power of Attorney for Sale of Common Stock of the Company***

  11     Computation of Earnings per share of Common Stock

  21     Subsidiaries of the Company*
  24     Power of Attorney (included on signature page)
  27     Financial Data Schedule****

-----------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-01270) filed on February 12, 1996
** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-01270) filed on May 28, 1996.
*** Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 333-01270) filed on June 18, 1996.
**** Included only in electronic filing

                                   SIGNATURES



In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hollywood in the State of Florida on the 26th day of December, 1996. The registrant and each person whose signature appears below hereby authorizes and appoints Frederick A. Mayer as attorney-in-fact to sign and file on behalf of the registrant and each such person in each capacity below, any and all amendments to this report.

                                          COMMODORE HOLDINGS LIMITED



                                          By: /s/ FREDERICK A. MAYER
                                              -------------------------------
                                              Frederick A. Mayer, Vice-Chairman


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                            TITLE                              DATE
           ---------                            -----                              ----

/S/ JEFFREY I. BINDER                    Chairman of the Board                December  26, 1996
-----------------------------
Jeffrey I. Binder


/S/ FREDERICK A. MAYER                 Vice-Chairman of the Board             December  26, 1996
-----------------------------         (Principal Executive Officer)
Frederick A. Mayer


/S/ JAMES R. SULLIVAN                          President                      December 26, 1996
-----------------------------
James R. Sullivan


/S/ ALAN PRITZKER                      Vice President, Finance and            December 26, 1996
-----------------------------            Chief Financial Officer
Alan Pritzker                  (Principal Financial and Accounting Officer)


/S/ RALPH V. DE MARTINO                         Director                      December 26, 1996
-----------------------------
Ralph V. De Martino


/S/ MARK J. MAGED                               Director                      December 26, 1996
-----------------------------
Mark J. Maged


/S/ ARNOLD ADOLPHUS FRANCIS, Q.C.               Director                      December 26, 1996
-----------------------------
Arnold Adolphus Francis, Q.C.


/S/ A. ROBERT MILLER                            Director                      December 26, 1996
---------------------------------
A. Robert Miller


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     PAGE
                                                                                                     ----

Commodore Holdings Limited and Subsidiaries

     Report of Independent Certified  Public Accountants............................................. F-2

     Consolidated Balance Sheets - September 30, 1996 and 1995....................................... F-3

     Consolidated Statements of Earnings - Year Ended September 30, 1996 and
       Period From April 13, 1995 through September 30, 1995......................................... F-4

     Consolidated Statement of Stockholders' Equity - September 30, 1996............................. F-5

     Consolidated Statements of Cash Flows - Year Ended September 30, 1996 and
       Period From April 13, 1995 through September 30, 1995......................................... F-6

     Notes to Consolidated Financial Statements...................................................... F-8


S/S Enchanted Seas and S/S Enchanted Isle (Predecessor Company)

     Report of Independent Certified Public Accountants.............................................. F-23

     Combined Balance Sheet December 31, 1994........................................................ F-24

     Combined Statements of Operations - Years Ended December 31, 1993, 1994,
       Period From January 1 through July 14, 1995................................................... F-25

     Combined Statements of Operating Units' Equity - Year Ended December 31, 1993,
       1994, Period From January 1 through July 14, 1995............................................. F-26

     Combined Cash Flow Statements Years Ended December 31, 1993, 1994,
       Period From January 1 through July 14, 1995................................................... F-27

     Notes to Consolidated Financial Statements...................................................... F-29

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors
Commodore Holdings Limited and Subsidiaries

We have audited the accompanying consolidated balance sheets of Commodore Holdings Limited and Subsidiaries as of September 30, 1996 and September 30, 1995 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year ended September 30, 1996 and for the period from April 13, 1995 (date of inception), through September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Commodore Holdings Limited and Subsidiaries as of September 30, 1996 and September 30, 1995 and the consolidated results of their operations and their consolidated cash flows for the year ended September 30, 1996 and for the period from April 13, 1995 (date of inception), through September 30, 1995 in conformity with generally accepted accounting principles.

Miami, Florida
December 18, 1996

                                                  /s/ GRANT THORNTON LLP

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30,

                                     ASSETS

                                                                     1996             1995
                                                               -------------    ------------
Current assets

   Cash and cash equivalents                                   $   3,476,165    $  3,274,993
   Restricted cash                                                 1,412,907         363,462
   Trade and other receivables                                       328,812          79,069
   Insurance claim receivable                                      2,470,525              -
   Due from affiliate                                                 42,921         456,878
   Inventories                                                     1,830,241         691,001
   Prepaid expenses                                                2,463,842         592,664
   Other current assets                                               76,290         700,000
                                                               -------------    ------------
            Total current assets                                  12,101,703       6,158,067

Property and equipment, net                                       36,147,435      33,085,209

Investments restricted                                             4,629,000       4,629,000

Other assets                                                         406,667         225,000
                                                               -------------    ------------
                                                               $  53,284,805    $ 44,097,276
                                                               =============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Current portion of long-term debt                           $   2,277,095    $          -
   Accounts payable                                                5,767,110       1,868,415
   Accrued liabilities                                               723,251         228,142
   Due to affiliate                                                  249,631               -
   Customer and other deposits                                     5,839,360       4,344,657
   Accrued interest                                                   76,914         412,672
   Capital lease obligations                                              -          223,960
                                                               -------------    ------------
            Total current liabilities                             14,933,361       7,077,846

Long-term debt                                                    21,962,060      24,500,000

Minority interest in subsidiary                                      193,018               -

Stockholders' equity

   Preferred stock - authorized 10,000,000 shares of $.01 par
     value; issued 1,006,979 in 1996 and 1,000,000 in 1995            10,070          10,000
   Common stock - authorized 100,000,000 shares of $.01 par
     value; issued 5,581,933 in 1996 and 4,931,933 in 1995            55,819          49,319
   Paid-in capital                                                13,868,526      12,148,576
   Retained earnings                                               2,261,951         311,535
                                                               -------------    ------------
            Total stockholders' equity                            16,196,366      12,519,430
                                                               -------------    ------------

                                                               $  53,284,805    $ 44,097,276
                                                               =============    ============

The accompanying notes are an integral part of these statements.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                 PERIOD FROM
                                                                               APRIL 13, 1995
                                                                                  (DATE OF
                                                                                 INCEPTION)
                                                                YEAR ENDED        THROUGH
                                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                                     1996           1995
                                                               -------------    ----------

Revenues                                                      $   47,816,881  $    7,255,830

Expenses

   Operating                                                      35,489,713       4,940,637
   Marketing, selling and administrative                           7,238,148       1,664,478
   Depreciation and amortization                                   1,613,668         197,926
                                                               -------------    ------------
                                                                  44,341,529       6,803,041
                                                               -------------    ------------
Operating income                                                   3,475,352         452,789

Other income (expense)

   Other income(expense)                                             340,641              -
   Interest income                                                   382,101          79,054
   Interest expense                                               (1,648,276)       (211,849)
   Minority interest in earnings of
     consolidated joint venture                                     (143,023)             -
   Loss on vessel fire                                              (397,310)             -
                                                               -------------    -----------
                                                                  (1,465,867)       (132,795)
                                                               -------------    ------------
            Earnings before provision for
              income taxes and provision for
              preferred stock dividend                             2,009,485         319,994

Provision for income taxes                                                -            8,459
                                                               -------------    ------------

            Net earnings before provision
              for preferred stock dividend                         2,009,485         311,535

Provision for preferred stock dividend                               280,000          60,000
                                                               -------------    ------------

            Net earnings available for
              common stockholders                              $   1,729,485    $    251,535
                                                               =============    ============

Earnings per share                                             $        0.34    $       0.06
                                                               =============    ============

Weighted average number of common
  stock outstanding                                                5,439,590       4,377,593
                                                               =============    ============

The accompanying notes are an integral part of these statements.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                               SEPTEMBER 30, 1996


                                         PREFERRED STOCK                COMMON STOCK
                                   ---------------------------   -------------------------     ADDITIONAL
                                       NUMBER                      NUMBER                        PAID-IN      RETAINED
                                      OF SHARES    PAR VALUE      OF SHARES     PAR VALUE        CAPITAL      EARNINGS    TOTAL
                                   ------------    ---------     ----------     ---------      -----------    --------- --------

Balance at April 13, 1995 (date
  of inception)                             -         $   -              -       $     -       $         -    $     -   $         -

Issuance of common stock and
  preferred stock (Note B)          1,000,000        10,000      4,931,933         49,319       12,148,576          -    12,207,895

Net earnings                                -             -              -              -                -    311,535       311,535
                                      -------        ------        -------         ------          -------    -------    ----------

Balance at September 30, 1995       1,000,000         10,000     4,931,933         49,319       12,148,576    311,535    12,519,430

Net proceeds of initial public offering
  (Note B)                                  -              -       650,000          6,500        1,692,104          -     1,698,604

Preferred stock dividend (Note F)       6,979             70             -              -           27,846    (59,069)      (31,153)

Net earnings                                -              -             -              -                -  2,009,485     2,009,485
                                      -------         ------       -------         ------          -------   --------       --------
2,009,485

Balance at September 30, 1996       1,006,979    $    10,070     5,581,933    $    55,819   $13,868,526    $2,261,951  $ 16,196,366
                                   ==========    ===========   ===========    ===========   ===========    ==========  ============

The accompanying notes are an integral part of these statements.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 PERIOD FROM
                                                                                APRIL 13, 1995
                                                                                   (DATE OF
                                                                                  INCEPTION)
                                                                YEAR ENDED         THROUGH
                                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                                    1996             1995
                                                               -------------    ----------
Cash flows from operating activities:

   Net earnings                                                $   2,009,485    $    311,535
   Adjustments to reconcile net income to net cash
     provided by operating activities:

      Depreciation of property and equipment                       1,581,519         197,926
      Amortization of deferred dry-dock                              804,678          41,667
      Amortization of organization cost                               16,729              -
      (Increase) decrease in operating assets
         Restricted cash                                          (1,049,445)       (363,462)
         Investments - restricted                                         -       (4,629,000)
         Trade and other receivables                                (249,743)        (79,069)
         Insurance receivable                                     (2,470,525)
         Due from affiliate                                          413,957        (375,950)
         Inventory                                                (1,139,241)         69,271
         Prepaid expenses and other current assets                (2,052,147)       (934,330)
         Other assets                                               (200,000)       (225,000)
      Increase (decrease) in operating liabilities
         Accounts payable                                          3,898,697       1,868,415
         Accrued liabilities                                         495,109         228,141
         Due to affiliate                                            249,631              -
         Advance deposits                                          1,494,703       4,344,657
         Accrued interest                                           (335,758)        206,336
                                                               -------------    ------------
            Net cash provided by operating activities              3,467,649         661,137

Cash flows from investing activities:

   Capital expenditures                                           (4,642,139)       (672,960)
   Decrease in capital leases obligation                            (223,960)        (53,079)
   Cost of acquisition, net of cash acquired                              -       (4,868,000)
   Increase in minority interest                                     193,018              -
                                                               -------------    -----------
            Net cash used in investing activities                 (4,673,081)     (5,594,039)

Cash flows from financing activities:

   Principal payments on debt                                       (260,847)             -
   Net proceeds from initial public offering                       1,698,604              -
   Proceeds from initial issuance of common stock                          -       8,207,895
   Dividends paid                                                    (31,153)             -
                                                               -------------    -----------
            Net cash provided by financing activities              1,406,604       8,207,895
                                                               -------------    ------------

Net increase in cash and cash equivalents                            201,172       3,274,993

Cash and cash equivalents at beginning of period                   3,274,993              -
                                                               -------------    ------------

Cash and cash equivalents at end of period                     $   3,476,165    $  3,274,993
                                                               =============    ============

                                                                                  (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                 PERIOD FROM
                                                                                APRIL 13, 1995
                                                                                    (DATE OF
                                                                                   INCEPTION)
                                                                YEAR ENDED          THROUGH
                                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                                     1996             1995
                                                               -------------    ----------
Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                    $   1,601,933    $         -
                                                               =============    ===========
   Cash paid during the period for taxes                       $          -     $         -
                                                               =============    ===========

Supplemental schedule of noncash investing and financing activities:

   In April 1996, the Company issued 6,979 shares of its Series A preference shares in partial payment of its preferred share dividend.

   As part of the purchase price of acquisition (see Note A), the Company issued notes payable totalling $24,500,000 and 1,000,000 shares of redeemable preferred convertible stock totalling $4,000,000.

   In 1995, the Company capitalized $206,336 of accrued interest to property and equipment.

   In 1995, the Chairman of the Board and a company he controls, paid approximately $1,000,000 of the Company's costs in exchange for 1,000,000 shares of the Company's common stock.

   Simultaneously to the acquisition, the Company assumed a capital lease obligation of $277,039 from a related party (See Note H). The Company recorded $277,039 in equipment and $277,039 in capital lease obligations.

The accompanying notes are an integral part of these statements.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Commodore Holdings Limited ("CHL") and its wholly-owned subsidiary New Commodore Cruise Lines Limited ("NCCL") were organized under the laws of Bermuda on April 13, 1995. Almira Enterprises Inc. ("Almira") and Azure Investments Inc. ("Azure"), owners of the cruise vessels Enchanted Isle and formerly known as the Enchanted Seas (the "Vessels"), respectively, were organized under the laws of the Republic of Panama on January 18, 1995 and are the wholly-owned subsidiaries of NCCL.

    In October 1995, the Company entered into a joint venture agreement with the Seawise Foundation ("Seawise"), a Liberian Corporation. The Company has chartered the Universe Explorer to Sea-Comm, Ltd., a Liberian Corporation ("Sea-Comm") formed pursuant to the joint venture agreement, for a fee equivalent to all operating costs plus principal and interest on its ship mortgage. The Company owns 50.005% of Sea-Comm and Seawise owns the remaining 49.995%. The accounts of Sea-Comm are consolidated into the accounts of CHL and its subsidiaries with the minority interest in Sea-Comm presented separately.

    CHL, NCCL, Almira, Azure and Sea-Comm are collectively referred to as the "Company".

    ACQUISITION OF COMMODORE CRUISE LINE

    On July 14, 1995, the Company completed an acquisition, through the purchase of the assets, of Commodore Cruise Lines Limited, a business consisting of two ships, certain shoreside assets, trademarks, passenger lists and advance ticket sales, from EffJohn International B.V. ("EffJohn"). The Company completed the transaction, for a total consideration of $33,500,000 by paying $5,000,000 in cash, entering into a loan agreement with EffJohn for $24,500,000 and granting EffJohn 1,000,000 7% Cumulative Convertible Redeemable Series A Preferred Stock at an agreed value of $4.00 per share. Of the $33,500,000 purchase price, $31,600,000 was allocated to the vessels and the remaining $1,900,000 was allocated to cash, inventory, prepaids and shoreside assets.

    At the closing, EffJohn transferred to the Company approximately $5,300,000 of cash representing the balance of customer deposits outstanding for future sailings. Additionally, the Company reimbursed EffJohn for certain advances made prior to the closing and paid EffJohn fees and expenses totaling $150,000.

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                           SEPTEMBER 30, 1996 AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    ACQUISITION OF COMMODORE CRUISE LINE - Continued

    The operations of the Enchanted Isle from July 15, 1995 through September 30, 1995, are included in the accompanying financial statements. The Universe Explorer was undergoing significant renovations and had no operations for that period, and began operations in January 1996.

    JOINT VENTURE

    Sea-Comm has chartered the Universe Explorer to Seawise. The terms of the charter provide that Seawise has the use of 76% of the cabins in exchange for payment of 76% of the operating costs, including 76% of the labor, 100% of food costs and 76% of the principal and interest due on the Company's ship mortgage. Sea-Comm will earn additional revenue from the sale of the 24% of the cabins on the vessel and onboard revenues. Seawise has guaranteed the sale of 60 adults on each voyage in addition to the 76% of the cabins they will purchase.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of CHL, its wholly-owned subsidiaries and majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

    REVENUE AND EXPENSE RECOGNITION

    Deposits received on sales of passenger cruises are recorded as customer deposits and are recognized, together with revenues from shipboard activities and all associated direct costs of a voyage upon completion of voyages with durations of 10 days or less and on a pro rata basis for voyages in excess of 10 days. In addition, the Company received non-recurring charter cancellation fees of $425,000 in September 1995, and $425,000 in October 1995.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.


                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                           SEPTEMBER 30, 1996 AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    RESTRICTED CASH

    As part of the loan agreement with EffJohn, the Company is required to place approximately $181,731 each month in a retention account to be applied to the first principal and interest payment due in January 1997. At September 30, 1995, this amounted to $363,462. In November 1995, the loan agreement was amended to pay the monthly retention amount directly to the lender, and accordingly, the balance of the retention account was paid to the lender in November 1995.

    In February 1996, the Company's credit card processor established a chargeback reserve account. At September 30, 1996, the balance of this reserve account totaled $1,412,907. In November 1996, the Company entered into an agreement with a new credit card processor in which the chargeback reserve account will equal 2.5% of the Company's Visa/Master card deposits.

    INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first out method.

    DRY-DOCKING

    Costs associated with the dry-docking of the vessels are charged to prepaid expenses when incurred and expensed over the estimated period until the next scheduled dry-dock (not to exceed two years). Prepaid dry-docking cost of $1,512,550 (2 ships) and $358,333 (1 ship) are recorded in prepaid expenses as of September 30, 1996 and September 30, 1995, respectively. These amounts are net of related accumulated amortization of $846,345 and $41,667 as of September 30, 1996 and September 30, 1995, respectively.

    STOCK OPTIONS

    Options granted under the Company's Stock Option Plans are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. In November 1995, the Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation," which will require additional proforma disclosures for companies that will continue to account for employee stock options under the intrinsic value method specified in APB 25. The Company plans to continue to apply APB 25 and the only effect of adopting Statement 123 for the issuance of employee stock options in fiscal 1997 will be the new disclosure requirement.


                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                           SEPTEMBER 30, 1996 AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at September 30, 1996 and September 30, 1995 and revenues and expenses during the periods then ended. The actual outcome of the estimates could differ from these estimates made in the preparation of the financial statements.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of cash and cash equivalents, trade receivables, and accounts payable approximate fair value due to the short term maturities of these instruments.

    OTHER CURRENT ASSETS

    As of September 30, 1995, other current assets represents primarily a $700,000 deposit securing the Company's Federal Maritime Commission ("FMC") Bond for the Enchanted Seas.

    Commencing in fiscal 1996, the Universe Explorer is not scheduled to sail from any U.S. Ports. As a result, an FMC Bond is not required.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Significant vessel refurbishing costs are capitalized as additions to the vessel, while costs of repairs and maintenance are charged to expense as incurred. Depreciation has been provided using the straight-line method over useful lives of 18 years after a reduction for the estimated salvage value for vessels and, five years for furniture and fixtures, and other property and equipment.

    INVESTMENTS - RESTRICTED

    The Company placed $4,629,000 on deposit with a bank, securing its FMC Bond for the Enchanted Isle (see Note G).

    ADVERTISING COSTS

    Advertising costs are expensed as incurred and are included in marketing, selling and administrative expenses.

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                           SEPTEMBER 30, 1996 AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    INCOME TAXES

    Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. In addition, the current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable currently or in future years.

    EARNINGS PER SHARE

    Net earnings per common equivalent share is based upon the weighted average number of shares and equivalents outstanding during each period after giving effect for dividends on the Series A Preference Stock. Stock options and warrants are considered common stock equivalents unless their inclusion would be anti-dilutive, as calculated under the modified treasury stock method. This method was used as the number of shares of common stock obtainable on exercise of stock options and warrants, in the aggregate, exceeded 20 percent of the number of common shares outstanding.

    The weighted average number of common and common equivalent shares outstanding for the period years ended September 30, 1996 and September 30, 1995 is 5,439,590 and 4,377,593, respectively. The calculation also gives retroactive effect (as if to the beginning of the period) to those shares issued to founders at par value.

    RECLASSIFICATIONS

    Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE B - INITIAL PUBLIC OFFERING AND COMMON STOCK

    On July 16, 1996, the Company completed its Initial Public Offering ("IPO") of 500,000 shares of common stock and warrants to purchase 500,000 shares of common stock. On August 16, 1996, the Underwriter exercised its over-allotment option and purchased an additional 150,000 shares of common stock and warrants to purchase 75,000 shares of common stock from the Company.
                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                           SEPTEMBER 30, 1996 AND 1995


NOTE B - INITIAL PUBLIC OFFERING - Continued

    The warrants issued are exercisable only in pairs with two warrants entitling the registered holder to purchase one share of common stock for $6 per share. The warrants are exercisable for a period of four years commencing one year from the date of issuance, subject to prior redemption. The warrants may be redeemed by the Company on 25 days' notice at any time after one year from the date of issuance for $.05 per warrant if the closing bid price of the common stock exceeds $9.00 per share for 20 consecutive trading days ending not more then 15 days prior to the date of any redemption notice. The IPO resulted in net proceeds to the Company of approximately $1.7 million after expenses of approximately $1.3 million. In connection with this offering, the Company granted the underwriters a warrant to purchase 100,000 units at $7.36 per unit. A unit represents one share of common stock and a warrant to purchase one-half share of common stock for $6 per share. This warrant expires in July 2001. The Company's common stock and warrants are listed on the NASDAQ National Market and are traded under the symbols CCLNF and CCLWF, respectively.

    In 1995, the Company issued 3,431,933 shares of Common Stock for a total consideration of approximately $3,012,000 which was used to finance the start-up of the Company. On July 15, 1995, the company closed on its private placement of equity having sold 1,500,000 shares of its common stock for net proceeds of approximately $5,196,000.

NOTE C - PROPERTY AND EQUIPMENT

                                                        1996            1995
                                                   ------------    ------------

               Vessels$                              37,086,479   $  32,479,296
               Equipment and other                      840,401         803,839
                                                   ------------   -------------

                                                     37,926,880      33,283,135

               Accumulated depreciation              (1,779,445)       (197,926)
                                                   ------------   -------------

                                                   $ 36,147,435   $  33,085,209
                                                   ============   =============

    The Company capitalized interest in fixed assets of $294,776 and $206,336 for the year ended and period ended September 30, 1996 and September 30, 1995, respectively.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                           SEPTEMBER 30, 1996 AND 1995


NOTE D - INVENTORIES

                                                        1996            1995
                                                   ------------    -------------

               Food, beverage and supplies         $  1,558,038    $     482,273
               Fuel                                     272,203          208,728
                                                   ------------    -------------

                                                   $  1,830,241    $     691,001
                                                   ============    =============

NOTE E - LONG-TERM DEBT

    LONG-TERM DEBT

    In July, 1995 the Company entered into a loan agreement with an affiliate of EffJohn (the "Lender") in the amount of $24,500,000. The loan is secured by first preferred ship mortgages on both the Enchanted Isle and the Universe Explorer. The loan bears interest at LIBOR plus 2% and is payable in 18 monthly principal and interest payments of $181,731 through January 1997. Commencing in July 1997, the remaining principal balance will be repaid in 11 semi-annual principal installments of $2,196,206, plus accrued interest, and the Company must remit monthly payments into a restricted retention account in an amount estimated to pay the next installment of principal and interest under the loan, dividend by the number of months before the next installment is due.

    In the event that the Company is required to pay tax on any interest due to the Lender, the Company has agreed to pay the required amount to be withheld and pay the Lender the full amount of interest due. The loan agreement includes covenants as defined, including a requirement that the Company maintain a minimum amount of $1,000,000 in the operating bank accounts.

    The minimum required principal payments as of September 30, 1996 on long-term debt are as follows:

                             1997                         $    2,277,095
                             1998                              4,392,412
                             1999                              4,392,412
                             2000                              4,392,412
                             2001                              4,392,412
                             Thereafter                        4,392,412
                                                          --------------

                                                          $   24,239,155
                                                          ==============

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                           SEPTEMBER 30, 1996 AND 1995


NOTE F - PREFERRED STOCK

    As part of the consideration for the sale of the cruise line, EffJohn received 1,000,000 7% Cumulative Convertible Redeemable Series A Preferred Stock at a value of $4.00 per share totalling $4,000,000. The cash payment of the dividend is limited to 10% of the Company's net profits for such year. The remaining portion of the dividend, if any, is payable in preferred stock based on a value of $4.00 per share. At September 30, 1996 and September 30, 1995, dividends in arrears amounted to approximately $280,000 and $60,000, respectively. EffJohn may convert its Series A Preference Shares into Common Stock of the Company at any time at a conversion rate equal to the greater of USD$4.00 per share or a price per share equal to 8 times the Company's earnings per share for its prior fiscal year. EffJohn may sell to third parties up to a maximum of approximately 45,000 Series A Preferred Shares in any 90 day period at any time after the Commodore Closing, subject to compliance with applicable securities laws. The Company has the option to redeem all or any part of the Series A Preference Shares at USD$4.00 per share at any time commencing three years after their issuance. In July 1996, the Company completed an initial public offering, and the Company's common stock and warrants began trading on the NASDAQ National Market (See Note B). In accordance with the Preferred Stock Agreement, the redemption rights of the preferred shareholders terminated when the Company's common stock was first listed on the NASDAQ. As a result of the completion of the offering, the Company has applied retroactive treatment to the preferred stock and reflected the preferred stock as part of stockholders' equity at September 30, 1996 and September 30, 1995.

    In fiscal 1996, the Company paid a dividend to the holders of its Series A Preference Shares. The Company issued 6,979 Series A Preference Shares in partial payment of the dividend and paid, in cash, an additional $31,154.

NOTE G - COMMITMENTS AND CONTINGENCIES

    EMPLOYMENT AGREEMENTS

    In May 1995, the Company signed employment agreements with four of its executive employees with terms ranging from 2 - 5 years. These agreements contain provisions for compensation, benefits, and covenants not-to-compete for the longer of one year from termination, or the unexpired term of the agreement.
                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                           SEPTEMBER 30, 1996 AND 1995


NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

    LITIGATION

    In September 1995 the Company, along with its vice-chairman and EffJohn were named in a lawsuit brought by an individual who had made an offer to buy the cruise line from EffJohn in 1993. The Company believes that it has no liability in this case and that the lawsuit is frivolous. The Company is vigorously defending itself in this lawsuit and management believes that this case will not have a material impact on the Company's results of operations or financial position.

    The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will either be covered by insurance or will not materially affect the financial position of the Company.

    FEDERAL MARITIME COMMISSION BOND

    In order to operate a passenger cruise vessel from U.S. ports, the Company is required to post a bond with the FMC. The amount of the bond is $4,629,000. To guarantee its FMC Bonds, the Company has deposited funds in favor of the Company's Protection and Indemnity Club, the Steamship Mutual Underwriting Association (Bermuda) Limited, which has in turn issued its guaranty to the FMC (See Note A).

    PREMISES

    As part of its acquisition, the Company agreed to the assignment, by EffJohn, of its rights to leases for approximately 16,000 square feet of office space in Hollywood, Florida where the Company maintains its corporate headquarters. Additionally, the Company's computerized reservations system hardware was subleased to the company by EffJohn (See Note H).

    Future minimum annual lease commitments at September 30, 1996 are as follows:

                             1997                     $       228,282
                             1998                             236,120
                             1999                             244,268
                             2000                             187,920
                                                      ---------------

                                                      $       896,590
                                                      ===============
                                                                    (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                           SEPTEMBER 30, 1996 AND 1995


NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

    PREMISES - Continued

    Rental and lease expense for the year ended and period ended September 30, 1996 and September 30, 1995 amounted to approximately $417,000 and $75,000, respectively.

    PORT OF NEW ORLEANS

    As part of the acquisition, the Company had EffJohn assign it the rights to an agreement with the Port of New Orleans. The agreement committed Commodore Cruise Lines Limited to operate a vessel from New Orleans for six years commencing on October 5, 1992 for which the Company received priority use of the cruise terminal on Saturdays and Sundays.

    In the event the Company does not complete a total of 300 required sailings, it may at its option:

        a) extend the term of the agreement up to one additional year before expiration of the agreement;

        b) pay a cancellation fee equivalent to the Port's principal balance remaining on the capital expenditures of $895,000 incurred to construct the terminal at the Port; or

        c)   place another vessel in service in New Orleans.

    The Company had its commitment reduced for each call of other cruise vessels at the terminal. At September 30, 1996, the Company's commitment was approximately $100,000. The Company expects that its commitment will be completed within the next six months.

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                           SEPTEMBER 30, 1996 AND 1995


NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

    STOCK OPTION PLAN

    In 1995, the Company adopted a Stock Option Plan (the "Plan") pursuant to which 500,000 shares of Common Stock have been reserved for issuance upon exercise of options designated as "incentive stock options" or "qualified options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"). The purpose of the Plan is to encourage stock ownership by certain officers and employees of the Company, and give them a greater personal interest in the success of the Company. The Plan is administered by the Board of Directors of the Company, or a committee appointed by the Board of Directors, which determines among other things, the persons to be granted options under the Plan, the number of shares subject to each option and the option price. As of September 30, 1996 and September 30, 1995, none of the options reserved under the Plan have been issued. On October 1, 1996, the Company issued to its employees options to purchase 326,000 shares of the Company's common stock at $2.75 per share. The options vest at variable rates based on each employee's length of service, and expire on October 1, 2006.

    WARRANTS

    As part of the Company's IPO in July 1996, the Company issued warrants to purchase 625,000 shares of common stock at $6 per share (See Note B).

    In October 1995, the Company issued 250,000 warrants with an exercise price of $6.00 per share to the Seawise Foundation. The warrants are exercisable for a period of five (5) years commencing on January 7, 1996.

    In July 1995, the Company issued 250,000 warrants to a company controlled by the Chairman of the Board and 250,000 warrants to the Chairman of the Board. These warrants have an exercise price of $6.00 per share and are exercisable through July 14, 2002.

    In May 1995, certain employees were issued warrants to acquire a total of 325,000 shares of the Company's common stock. These warrants were issued with an exercise price of $1.00 per share and become exercisable at various future dates and expire in the year 2002.
                                                                    (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                           SEPTEMBER 30, 1996 AND 1995


NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

    SOLAS

    During recent years, Safety of Life at Sea (SOLAS) standards have been amended and will among other things, require most passenger vessels not fitted with sprinkler systems to install such systems and other safety arrangements, including the addition of smoke detectors systems, low-location lighting and enclosed escape stairwells by October 1, 1997. In the event a vessel meets the SOLAS 1974 requirements, it will not be required to be fitted with a sprinkler system until on or before October 1, 2005. The Company's ships are not currently fitted with any sprinkler systems or the other required safety arrangements. The Company's ships comply with SOLAS 1974 requirements. The Company believes that the future costs of complying with these requirements will be approximately $1,500,000 to meet the October 1, 1997 deadline related to other safety arrangements.

    EMPLOYEE BENEFIT PLAN

    Effective October 1, 1996, the Company joined a group Retirement and Savings Plan. The Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Service Code covering all eligible employees of the Company. Employees who have attained the age of 21 are eligible to become participants on the first day of the calendar month following the year of service in which they have worked a minimum of 1,000 hours. The Company may contribute a discretionary matching contribution equal to a percentage of the employee's contribution. This percentage may vary from year to year.

NOTE H - RELATED PARTIES

    The Chairman of the Board personally and through a company he controls, invested approximately $1,000,000 in the Company by funding its cash needs prior to and during its formation in exchange for 1,000,000 shares of the Company's common stock.

    Several of the Company's shareholders are principals in International Marine Carriers (IMC), a vessel manager employed by the Company to manage the Enchanted Isle and the Universe Explorer at a rate of $585,000 and $219,000 per annum, respectively. During the years ended September 30, 1996 and 1995, the management fees amounted to $804,000 and $130,235, respectively. The management agreements expire in fiscal 1997.

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                           SEPTEMBER 30, 1996 AND 1995


NOTE H - RELATED PARTIES - Continued

    The Company used several bank facilities, primarily for credit card processing and deliveries of cash to and from the Company's vessels, that belong to affiliates of EffJohn. Accordingly, the Company has reflected a net receivable from EffJohn under the heading due from affiliate. During fiscal 1996, the Company arranged for its own processing services.

    The Company and EffJohn entered into an agreement that amended certain of the conditions of the original sale of the cruise line from EffJohn. Originally EffJohn was to charter the Universe Explorer for up to six months at which time the Company would put the Universe Explorer back into service. EffJohn, in this agreement, agreed to fix certain technical deficiencies in both the Universe Explorer and the Enchanted Isle and agreed to pay the Company charter fees if EffJohn did not charter the vessel in July 1995 or in October 1995. The amount of the charter fee received is included on the Company's statement of operations under Revenues (See Note A).

    As part of the original acquisition agreement, it was agreed that EffJohn would sub-charter the Universe Explorer to an unrelated third party, and the Company would receive 50% of the charter income. In July 1995, the Company and EffJohn were informed that the sub-charterer had reneged on their offer for the Universe Explorer. Accordingly, the Company and EffJohn entered into a settlement agreement whereby, EffJohn agreed that if it did not re-charter the vessel by September 1, 1995, it would pay the Company a $425,000 cancellation fee, and if it did not charter the vessel by October 15, 1995, it would pay the Company an additional $425,000 cancellation fee. As EffJohn did not charter the vessel, the Company received $425,000 in September 1995 from EffJohn, and recorded these damages as part of operating income in the 1995 statement of earnings. In October 1995, the Company received the remaining $425,000 and is recorded as operating income in fiscal 1996.

    Simultaneously to the acquisition, the Company entered into a sublease agreement with Commodore Cruise Line Limited to lease an IBM AS/400 computer system. The lease is treated as a capital lease for financial statement purposes, and the obligation is $223,960 at September 30, 1995. The related cost of $277,039 is recorded in property and equipment at September 30, 1995. The obligation was paid in full in 1996.

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                           SEPTEMBER 30, 1996 AND 1995


NOTE H - RELATED PARTIES - Continued

    Sea-Comm operates cruises to Alaska through World Explorer Cruises and Tours, Inc. (WEC). Sea-Comm and WEC are parties to an agreement whereby the Universe Explorer enjoys certain permits issued by the U.S. Parks Service to cruise in the Glassier Bay Alaska area. Pursuant to this agreement, Sea-Comm earns all revenues and pays all of WEC's marketing and overhead expenses in conjunction with the Alaska cruises. As of September 30, 1996 the Company has a liability to WEC of $249,631, which is included in due to affiliates.

NOTE I - INCOME TAXES

    Certain entities are exempt from U.S. corporate income tax on U.S. source income from their international shipping operations if (i) their countries of incorporation exempt shipping operations of U.S. persons from income tax (the "Incorporation Test") and (ii) they meet the "Ultimate Owner Test." A foreign company meets the Ultimate Owner Test if its stock is primarily and regularly traded on a U.S. stock exchange or on a stock exchange in a foreign country that exempts U.S. persons from tax on shipping earnings. The Company is involved in international shipping operations which meet the Incorporation Test because the Company and its subsidiaries are incorporated in Bermuda and Panama, respectively which provide the required exemption to U.S. persons involved in shipping operations, and the Company believes it meets the Ultimate Owner Test due to its stock being primarily and regularly traded on the Nasdaq National Market (See Note B). The issue of residence is, however, inherently factual and cannot be determined with certainty. The Company is subject to U.S. income tax on its U.S. source income that is not from the international operation of a ship.

    Based on the foregoing, the Company expects most of its income to remain exempt from United States income taxes. Also, as the earnings from shipping operations are derived from sources outside of Panama, such earnings are not subject to Panamanian taxes. Bermuda imposes no income tax on corporations.

NOTE J- LOSS ON FIRE

    On July 27, 1996, the Universe Explorer had a fire on-board which resulted in the death of five crew members and loss of revenue. The majority of the losses by passengers and crew, damage to the hull and machinery of the vessel and loss of hire is covered by the Company's insurance policies, subject to applicable deductibles. As a result, the Company has an insurance receivable balance of $2,470,525 at September 30, 1996. In 1996, the Company incurred a loss of $397,310 related to the fire.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                           SEPTEMBER 30, 1996 AND 1995


NOTE K - SUBSEQUENT EVENTS

    WARRANTS

    In October 1996, the Company issued 150,000 warrants to an outside consultant. The warrants entitle the holder to purchase up to 150,000 shares of the Company's common stock at an initial exercise price, subject to adjustment in certain events as defined by the Warrant Agreement, of $2.75 per share. The warrants are not exercisable until November 22, 1997 and expire on November 21, 2001. However, the warrants will become exercisable immediately upon the existence of certain events, as defined by the Warrant Agreement.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
  EffJohn International B.V.:

        We have audited the accompanying combined balance sheet of the S/S Enchanted Seas and S/S Enchanted Isle, (operating units of EffJohn International B.V.), as of December 31, 1994, and the related statements of operations, operating units' equity and cash flows for the period from January 1, 1995 through July 14, 1995 and for each of the years in the two-year period ending December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the S/S Enchanted Seas and S/S Enchanted Isle, (operating units of EffJohn International B.V.), as of December 31, 1994, and the results of its operations and its cash flows for the period from January 1, 1995 through July 14, 1995 and for each of the years in the two-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in note 3, the Company and EffJohn International B.V. have incurred significant accumulated losses and a working capital deficit. The Company and EffJohn will remain economically dependent on its parent for additional advances until they achieve profitable operations.

                                         /s/  KPMG Peat Marwick LLP

Fort Lauderdale, Florida
May 7, 1996

                               S/S ENCHANTED SEAS
                             AND S/S ENCHANTED ISLE
                 (OPERATING UNITS OF EFFJOHN INTERNATIONAL B.V.)

                             COMBINED BALANCE SHEET
                                DECEMBER 31, 1994

                                     Assets

Current assets:

Cash and cash equivalents..................................................    $   824,870
    Restricted cash........................................................        234,966
    Accounts receivable:

       Trade...............................................................        138,351
       Other...............................................................        525,699
                                                                               -----------
                                                                                   664,050
                                                                               -----------
    Inventories                                                                    728,363
    Prepaid expenses and other current assets                                      215,431
                                                                               -----------
          Total current assets                                                   2,667,680
                                                                               -----------
Property and equipment                                                          60,324,248

       Less accumulated depreciation and amortization                          (22,759,478)
                                                                               -----------
                                                                                37,564,770
                                                                               -----------
                                                                               $40,232,450
                                                                               ===========
                     Liabilities and Operating Units' Equity

Current liabilities:

    Due to affiliates......................................................    $10,564,903
    Passenger deposits.....................................................      5,231,861
    Current maturities of affiliate long-term debt.........................      7,713,546
                                                                               -----------
          Total current liabilities........................................     23,510,310
    Affiliate long-term debt...............................................     22,306,802
                                                                               -----------
          Total liabilities................................................     45,817,112
                                                                               -----------
    Operating units' equity................................................     (5,584,662)
                                                                               -----------
    Commitments and contingencies..........................................            ---
                                                                               -----------
          Total liabilities and operating units' equity                        $40,232,450
                                                                               ===========

            See accompanying notes to combined financial statements.


                               S/S ENCHANTED SEAS
                             AND S/S ENCHANTED ISLE
                 (OPERATING UNITS OF EFFJOHN INTERNATIONAL B.V.)

                            STATEMENTS OF OPERATIONS

           FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994 AND FOR THE
                  PERIOD FROM JANUARY 1, 1995 TO JULY 14, 1995

                                                                               FOR THE PERIOD
                                                     YEAR ENDED DECEMBER 31,      JANUARY 1
                                                 ---------------------------  THROUGH JULY 14,
                                                    1993           1994             1995
                                               -----------------------------------------------
Revenues:

    Passengers fares......................     $31,660,394     $26,493,185      $  13,241,158
    Port charges..........................       3,450,607       3,313,599          1,926,605
    On board revenues.....................       8,015,525       7,531,592          3,972,362
    Charter revenue.......................       2,420,000       4,511,224                ---
    Miscellaneous revenues................         103,530          10,813                ---
                                               -----------     -----------      -------------
          Total revenues..................      45,650,056      41,860,413         19,140,125
                                               ------------    -----------      -------------
Operating expenses:
    Technical and running costs...........      16,951,387      14,201,427         11,188,132
    Ships operating expenses..............      14,258,345      12,368,986          6,771,538
    Repairs and maintenance...............       3,055,405       1,956,683          2,168,105
                                               -----------     -----------      -------------
          Total operating expenses........      34,265,137      28,527,096         20,127,775
                                               -----------     -----------      ------------
          Gross profit (loss).............      11,384,919      13,333,317           (987,650)
Other operating expenses:

    Administrative expenses...............       4,664,866       3,798,194          3,175,947
    Marketing expenses....................       2,168,286       2,685,976          2,704,143
    Depreciation and amortization.........       4,902,487       3,599,234          1,910,413
    Loss on vessel fire...................            ----       1,367,347                ---
                                               -----------     -----------      -------------
           Operating income (loss)........        (350,720)      1,882,566         (8,778,153)
Other income (expense):
    Interest income.......................          33,984          68,921             41,317
    Interest expense......................      (1,716,329)     (1,362,336)        (2,232,347)
    Write-off of goodwill.................      (6,023,118)           ----               ----
    Loss on sale of assets................             ---            ----         (6,123,866)
                                               -----------     -----------      -------------
                                                (7,705,463)     (1,293,415)        (8,314,896)
                                               -----------     -----------      -------------
          Net income (loss)...............     $(8,056,183)    $   589,151      $ (17,093,049)
                                               ============    ===========      =============


            See accompanying notes to combined financial statements.

                               S/S ENCHANTED SEAS
                             AND S/S ENCHANTED ISLE
                 (OPERATING UNITS OF EFFJOHN INTERNATIONAL B.V.)

                      STATEMENTS OF OPERATING UNITS' EQUITY

                          YEAR ENDED DECEMBER 31, 1994

Balance at December 31, 1992..............................................    $(8,714,121)
    Net loss..............................................................     (8,056,183)
    Capital contributions - forgiveness of affiliate debt.................     10,596,491
                                                                              ------------

Balance at December 31, 1993..............................................     (6,173,813)
    Net income............................................................        589,151
                                                                              ------------

Balance at December 31, 1994..............................................     (5,584,662)
    Net loss..............................................................    (17,093,050)
                                                                              ------------

Balance at July 14, 1995..................................................   $(22,677,712)
                                                                             =============






            See accompanying notes to combined financial statements.


                               S/S ENCHANTED SEAS
                             AND S/S ENCHANTED ISLE
                 (OPERATING UNITS OF EFFJOHN INTERNATIONAL B.V.)

                              CASH FLOW STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994
            AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JULY 14, 1995

                                                                                 FOR THE PERIOD
                                                     YEAR ENDED DECEMBER 31,        JANUARY 1
                                                  ----------------------------  THROUGH JULY 14,
                                                     1993            1994             1995
                                                  ---------       ---------     ----------------
Net income (loss)........................       $(8,056,183)  $    589,151      $(17,093,049)
Depreciation and amortization............         4,902,487      3,599,234         1,910,413
Loss on sale of assets...................              ----           ----         6,123,866
Amortization of deferred drydock.........         1,778,407      1,116,367         1,254,921

Write-off of goodwill....................         6,023,118           ----              ----
Changes in:
    Restricted cash......................            (1,158)       (10,404)           234,965
    Accounts receivable..................          (293,573)        15,621           (625,476)
    Inventories..........................           398,952       (231,094)          (371,637)
    Prepaids and other assets............          (128,267)       (10,145)           215,431
    Passenger deposits...................         1,794,478       (676,606)        (5,231,861)
    Due to/from affiliates...............           836,339      4,076,254          2,299,934
                                                -----------    -----------      -------------
      Net cash (used in) provided by operations   7,254,600      8,468,378        (11,282,493)
                                                -----------    -----------      -------------
    Proceeds from sale of assets.........           149,415         42,000          5,000,000
    Capital expenditures.................        (1,177,642)    (2,508,024)        (1,448,017)
                                                ------------   ------------     -------------
      Net cash provided by (used in) investing
          activities.....................        (1,028,227)    (2,466,024)         3,551,983
                                                ------------   -----------      -------------
    Proceeds from debt...................         1,021,272        184,126          8,985,735
    Repayments of debt...................        (7,943,713)    (5,800,202)        (1,127,551)
                                                -----------    -----------      -------------
      Net cash provided by (used in) financing
          activities.....................        (6,922,441)    (5,616,076)         7,858,184
                                                -----------    -----------      -------------
    Net change in cash and cash equivalents..      (696,068)       386,278            127,674
    Beginning cash and cash equivalents......     1,134,660        438,592            824,870
                                                -----------    -----------      -------------
      Ending cash and cash equivalents....... $     438,592    $   824,870      $     952,544
                                              =============    ===========      =============


            See accompanying notes to combined financial statements.

                               S/S ENCHANTED SEAS
                             AND S/S ENCHANTED ISLE
                 (OPERATING UNITS OF EFFJOHN INTERNATIONAL B.V.)

                        CASH FLOW STATEMENTS (CONTINUED)

                 FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994
            AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JULY 14, 1995


Supplemental cash flow disclosure:

The following summarizes non-cash activities related to the sale of the Company's assets:

    Vessels.................................................     $(36,500,000)
    Inventories.............................................        1,100,000
    Liabilities incurred....................................       (2,023,866)
    Promissory note received................................       24,500,000
    Preferred stock received................................        4,000,000
    Cash received...........................................        5,000,000
                                                                 ------------

    Loss on sale of assets..................................    $   6,123,866
                                                                =============


            See accompanying notes to combined financial statements.

                               S/S ENCHANTED SEAS
                             AND S/S ENCHANTED ISLE
                 (OPERATING UNITS OF EFFJOHN INTERNATIONAL B.V.)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                    DECEMBER 31, 1993 AND 1994, JULY 14, 1995


(1)     BUSINESS ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A)    BUSINESS ORGANIZATION

        Brasil Caribean Shipping, Inc. ("Brasil") and Argentina Caribean Shipping Inc. ("Argentina") (both Panamanian corporations) are wholly-owned subsidiaries of EffJohn International B.V. ("EffJohn") (a Dutch corporation). EffJohn is ultimately owned by Silja OY AB, a Scandinavian publicly held entity.

        Brasil owned the cruise vessel S/S Enchanted Seas ("Seas"), which operated primarily in the Caribbean markets out of New Orleans, Louisiana. Argentina owned the cruise vessel S/S Enchanted Isle ("Isle"), which operated out of San Diego to Mexico through April 1993, in the Caribbean market out of Barbados and out of New Orleans in 1995 and also operated as a hotel in St. Petersburg, Russia from May 1993 through August 1994. Both vessels were operated and managed by Commodore Cruise Line Limited ("Commodore"), a wholly-owned subsidiary of EffJohn. Commodore also operates or operated the vessels Caribe 1, Crown Monarch, Crown Jewel and Crown Dynasty.

        These financial statements have been prepared on a combined basis representing the activities of Brasil and Argentina and the revenues and direct and allocated expenses of Commodore from operations of the Seas and Isle. The combined operations are herein referred to as the "Company." All material intercompany balances and transactions have been eliminated in combination.

        (B)    REVENUE AND EXPENSE RECOGNITION

        Passenger ticket revenue, onboard revenues and related expenses are recognized as earned when voyages are completed. Fares received from customers for future voyages are recorded as liabilities. Onboard revenues consist of income from concession agreements (note 9), casino, bar operation and shore tour activities.

        Travel agent commissions, air transportation and land excursions costs, and onboard cost of sales and expenses are included in ships operating expenses in the accompanying combined financial statements.

        Certain expenses common to vessels operated by Commodore have been allocated to the Seas and Isle, primarily based on a pro rata share of the number of traffic days of each vessel. Allocated expenses consist principally of marketing and advertising, shore payroll, benefits, and other administrative costs. See note 6 as to allocation of interest expense.

        Management believes that the methodology used in allocating expenses is reasonable. As all expenses of EffJohn have been subject to allocation, management believes that the expenses of the Company would not be materially different on a stand alone basis.

        (C)    INVENTORIES

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                               S/S ENCHANTED SEAS
                             AND S/S ENCHANTED ISLE
                 (OPERATING UNITS OF EFFJOHN INTERNATIONAL B.V.)

               NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


        (D)    PROPERTY AND EQUIPMENT

        Vessels, property and equipment are recorded at cost. Major renewals and improvements which extend the useful lives of the assets are capitalized. Drydocking costs are deferred and amortized over 24 months.

        (E)    INCOME TAXES

        The operations of the Isle and Seas are not subject to U.S. income taxes due to an international shipping exemption and no income taxes in the country of incorporation. Accordingly, no provision for income taxes has been recorded.

        (F)    CASH AND CASH EQUIVALENTS

        Cash includes purser funds, casino cash and bank account used solely for the Seas and Isle. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

        (G)     DUE TO AFFILIATES

        Due to affiliates consists principally of amounts owed to Commodore and EffJohn for various operating and administrative activities. Commodore manages certain cash disbursements, including payments to vendors. Cash balances and transactions recorded through operating cash accounts used by Commodore for the operations of vessels are reflected in due to affiliates.

        (H)    RESTRICTED CASH

        The Company placed $234,966 on deposit with a bank to secure a letter of credit with a United States government agency.

        (I)    USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)      SALE OF THE SEAS AND THE ISLE AND RELATED ASSETS

        On July 14, 1995, the Company sold the S/S Enchanted Seas and the S/S Enchanted Isle, certain shoreside assets, trademarks, passenger lists and advanced ticket sales to Commodore Holdings Limited and Subsidiaries, an unrelated entity. Total proceeds received for the transaction were $33,500,000, which consisted of $5,000,000 in cash, a loan made to the purchasers of $24,500,000 and 1,000,000 shares of seven percent cumulative convertible redeemable Series A Preferred Stock at value of $4.00 per share. The loss associated with this sale was $6,123,866.

(3)     LIQUIDITY

        The Company's current liabilities exceed current assets and total liabilities exceed total assets. Although the Company recognized a profit in 1994, it incurred losses in 1995 and 1993 and has received capital contributions and

                               S/S ENCHANTED SEAS
                             AND S/S ENCHANTED ISLE
                 (OPERATING UNITS OF EFFJOHN INTERNATIONAL B.V.)

               NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


loans from EffJohn to cover its operating cash needs. The parent company of EffJohn has agreed to provide additional cash advances or obtain external financing. if required, in 1996. The Company and EffJohn will remain economically dependent on its parent for additional advances until it achieves sustained profitable operations.

(4)     INVENTORIES

        At December 31, 1994, inventories consist of:

                                                              1994
                                                              ----
        Food, beverage and supplies .....................  $633,952
        Fuel ............................................    94,411
                                                           --------
                                                           $728,363
                                                           ========

(5)     PROPERTY AND EQUIPMENT

        At December 31, 1994, property and equipment consist of:

                                                                    ESTIMATED
                                                    1994          USEFUL LIVES
                                                    ----          ------------
Vessels......................................   $53,839,340         15 years
Equipment....................................     2,957,367       3 to 5 years
Dry/Wet docking..............................     3,527,541          2 years
                                               ------------
                                                $60,324,248
                                               ============

    Depreciation expense for the years ended December 31, 1993 and 1994 and for the period January 1 through July 14, 1995 amounted to $3,586,654, $3,567,550 and $1,771,035, respectively.

(6)     AFFILIATE LONG-TERM DEBT

        EffJohn provides financing to the vessels operated by Commodore through external loans obtained from third parties. Debt amounts have been allocated to the Seas and Isle based on acquisition debt, funding of capital improvements and working capital needs. Debt repayments and interest expense have been allocated based on a pro rata share of outstanding debt and capital contributions made by EffJohn. Certain debt incurred by EffJohn to fund the Company is secured by the Seas and the Isle. Interest rates on the external debt range from 4.18 percent to 7.82 percent.

        The allocated minimum annual repayment requirements as of December 31, 1994, are as follows:

                                                                  LONG-TERM
        YEAR ENDING DECEMBER 31,                               DEBT,  AFFILIATE
        ------------------------                               ----------------
        1995.................................................      $ 7,713,546
        1996.................................................        7,215,243
        1997.................................................        6,436,345
        1998.................................................        4,841,173
        Thereafter...........................................        3,814,041
                                                                  ------------
                                                                   $30,020,348
                                                                  ============

                               S/S ENCHANTED SEAS
                             AND S/S ENCHANTED ISLE
                 (OPERATING UNITS OF EFFJOHN INTERNATIONAL B.V.)

               NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


(7)     WRITE OFF OF GOODWILL

        The Company recorded goodwill in 1989 resulting from the excess of the purchase cost of the Company over fair market value of net assets acquired, which was amortized over ten years on a straight-line basis. The Company continually evaluated the existence of goodwill impairment on the basis of whether goodwill was fully recoverable from projected, undiscounted net cash flows. In 1993, in connection with the anticipated sale of the vessels, the Company determined that goodwill no longer had continuing value based on the expected future cash flows from the sale of the vessel and from operations. Accordingly, the Company recorded a charge to income in the accompanying statement of operations sufficient to fully write-off all goodwill.

(8)     COMMITMENTS AND CONTINGENCIES

        The Company is a defendant in various lawsuits incidental to its operation. Such claims are generally covered by insurance, less a deductible payable by the Company. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.

 (9)    CONCESSION AGREEMENTS

        The Company had entered into concession agreements with independent third parties for the operations of the gift shop, beauty shop and photography services.

        Fringe revenues from concessions were computed based upon information contained in each specific agreement. Generally, such agreements call for payments to the Company based upon number of passengers or a percentage of sales.

(10)    FIRE LOSS ON THE ISLE

        On December 28, 1994, a fire occurred on the S/S Enchanted Isle. The Company incurred expenses for damages arising out of the incident of approximately $1.4 million. The loss is included in other operating expenses in the accompanying statement of operations for the year ended December 31, 1994.

(11)    CHARTER REVENUE

        From May 1993 through August 1994, the Isle was chartered to an affiliated company and operated as a hotel in St. Petersburg, Russia. Charter revenue received amounted to $2,420,000 and $4,036,224 and in 1993 and 1994, respectively. Charter revenue from a third-party amounted to $475,000 in 1994.