Form 10-Q
period 1996-12-31
COMMODORE HOLDINGS LTD
filed 1997-02-14
CIK 945524

FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 Quarterly Report under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                       For Quarter Ended December 31, 1996


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


                                 (954) 967-2100
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]

                           Common Stock $.01 par value
                                     (Class)


        5,581,933 Shares of Common Stock outstanding at February 12, 1997

                           Commodore Holdings Limited


                               Table of Contents

                                                                        PAGE NO.

Part I Financial Information

     Item 1. Financial Statements
                Consolidated Balance Sheets                                  2
                Consolidated Statements of Operations                        3
                Consolidated Statements of Stockholders' Equity              4
                Consolidated Statements of Cash Flows                        5
                Notes to Consolidated Financial Statements                   7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8

Part II Other Information

     Item 1. Legal Proceedings                                               9
     Item 2. Changes in Securities                                           9
     Item 3. Defaults upon Senior Securities                                 9
     Item 4. Submission of Matters to a Vote of Security Holders             9
     Item 5. Other Information                                               9
     Item 6. A - Exhibits                                                    9
             B - Reports on Form 8-K                                         9

Part I: Financial Information
Item 1: Financial Statements


                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                        DECEMBER 31,      SEPTEMBER 30,
                                                           1996              1996
                                                       --------------    --------------
                                                         (UNAUDITED)        (AUDITED)
                                     ASSETS
Current assets
     Cash and cash equivalents                          $  2,015,821      $  3,476,165
     Restricted cash                                       1,110,829         1,412,907
     Trade and other receivables, net                        345,314           328,812
     Insurance claim receivable                            2,198,441         2,470,525
     Due from affiliate                                       42,921            42,921
     Inventories                                           1,841,007         1,830,241
     Prepaid expenses                                      2,380,152         2,463,842
     Other current assets                                     76,290            76,290
                                                       --------------    --------------
             Total current assets                         10,010,775        12,101,703

Property and equipment, net                               36,064,013        36,147,435

Other assets
     Investments - restricted                              4,629,000         4,629,000
     Other assets                                            400,417           406,667
                                                       --------------    --------------
                                                         $51,104,205       $53,284,805
                                                       ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt                  $  4,044,161      $  2,277,095
     Accounts payable                                      4,729,916         5,767,110
     Accrued liabilities                                     627,812           723,251
     Due to affiliate                                        800,000           249,631
     Customer deposits                                     4,220,130         5,839,360
     Accrued interest                                         64,544            76,914
                                                       --------------    --------------
             Total current liabilities                    14,486,563        14,933,361

Long-term debt                                            20,131,889        21,962,060

Minority interest in subsidiary                              104,940           193,018

Stockholders' equity
     Preferred stock - authorized 10,000,000 shares
      of $.01 par value; issued 1,006,979 shares              10,070            10,070
     Common stock - authorized 100,000,000 shares
      of $.01 par value; issued 5,581,933 shares              55,819            55,819
     Paid-in capital                                      13,878,126        13,868,526
     Retained earnings                                     2,436,798         2,261,951
                                                       --------------    --------------
             Total stockholders' equity                   16,380,813        16,196,366
                                                       --------------    --------------
                                                         $51,104,205       $53,284,805
                                                       ==============    ==============

         The accompanying notes are an integral part of these statements

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                       DECEMBER 31,
                                                   1996               1995
                                             ----------------------------------

Revenues                                        $12,134,487     $7,689,477

Expenses
     Operating                                    9,442,889      5,989,641
     Marketing, selling and administrative        1,733,594      1,498,359
     Depreciation and amortization                  491,699        271,126
                                             --------------------------------
                                                 11,668,182      7,759,126
                                             --------------------------------

Operating income (loss)                             466,305        (69,649)

Other income (expense)
     Other income                                       -          340,641
     Interest income                                102,808         28,583
     Interest expense                             (482,343)       (247,804)
     Minority interest in earnings of
      consolidated joint venture                     88,077            -
                                             --------------------------------
                                                  (291,458)        121,420
                                             --------------------------------

      Net earnings before provision for
       stock dividend                               174,847         51,771

Provision for preferred stock dividend               70,000         70,000
                                             --------------------------------

      Net earnings (loss) available for
       common stockholders                    $     104,847     $  (18,229)
                                             ================================

Earnings per share available for common
 stockholders                                 $        0.04    $      0.00
                                             ================================

Weighted average number of common stock
 outstanding                                      6,691,546      4,377,593
                                             ================================


         The accompanying notes are an integral part of these statement


                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)



                                   PREFERRED STOCK            COMMON STOCK
                              --------------------------------------------------  ADDITIONAL
                              NUMBER OF     PAR         NUMBER OF     PAR         PAID-IN         RETAINED
                              SHARES        VALUE       SHARES         VALUE      CAPITAL         EARNINGS        TOTAL
                              ----------------------------------------------------------------------------------------------

Balances at
September 30, 1996              1,006,979    $10,070    5,581,933     $55,819     $13,868,526    $2,261,951     $16,196,366

Additional paid-in
 capital - stock warrants               -          -            -           -           9,600             -           9,600

Net earnings                            -          -            -           -               -       174,847         174,847
                             -----------------------------------------------------------------------------------------------

Balances at
 December 31, 1996              1,006,979    $10,070    5,581,933     $55,819     $13,878,126    $2,436,798     $16,380,813
                             ===============================================================================================

         The accompanying notes are an integral part of these statement


                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)


                                                                       1996               1995
                                                                 -------------       -----------
Cash flows from operating activities
     Net earnings                                                $     174,847       $    51,771
     Adjustments to reconcile net income to net cash
      provided by operating activities
          Depreciation of property and equipment                       491,699           271,126
          Amortization of deferred drydock                             294,862            50,000
        (Increase) decrease in operating assets
          Restricted cash                                              302,078           363,462
          Trade and other receivables                                  (16,502)         (314,699)
          Insurance receivable                                         272,084                 -
          Due from affiliate                                                 -           441,577
          Inventory                                                    (10,766)         (100,818)
          Prepaid expenses and other current assets                   (211,172)          363,294
          Other assets                                                   6,250            25,000
        Increase (decrease) in operating liabilities
          Accounts payable                                          (1,037,194)          815,644
          Accrued liabilities                                          (95,439)          859,286
          Due to affiliate                                             550,369                 -
          Customer and other deposits                               (1,619,230)       (1,264,775)
          Accrued interest                                             (12,370)         (322,736)
          Capital lease obligations                                          -           (65,212)
                                                                 -------------       -----------

             Net cash (used in) provided by operating activities      (910,484)        1,172,920

Cash Flows from investing activities
     Capital expenditures                                             (408,277)       (3,170,028)
     Decrease in minority interest in subsidiary                       (88,078)                -
                                                                 -------------       -----------
             Net cash used in investing activities                    (496,355)       (3,170,028)

Cash flows from financing activities
     Principal payments of long-term debt                              (63,105)          (89,116)
     Stock warrants                                                      9,600                 -

             Net cash used in financing activities                     (53,505)          (89,116)
                                                                 -------------       -----------
Net decrease in cash and cash equivalents                           (1,460,344)       (2,086,224)

Cash and cash equivalents at beginning of period                     3,476,165         3,274,993
                                                                 -------------       -----------
Cash and cash equivalents at end of period                        $  2,015,821       $ 1,188,769
                                                                 =============       ===========
Supplemental disclosure of cash flow information
     Cash paid during the period for interest                     $    492,976       $   824,884
                                                                 =============       ===========
     Cash paid during the period for taxes                        $          -       $         -
                                                                 =============       ===========


         The accompanying notes are an integral part of these statement

              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)



Supplemental schedule of noncash investing and financing activities

     For the three months ended December 31, 1995 the Company capitalized $294,766 of interest to property and equipment.







         The accompanying notes are an integral part of these statement

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The Financial Statements for the three months ended December 31, 1996 and 1995, included herein have been prepared by Commodore Holdings Limited (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which are, in the opinion of management, necessary for a fair statement for the results of the three months are included. Certain information and footnote disclosure normally included in Financial Statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 1996, contained in the Company's annual report on Form 10-K.

2. Additional paid-In capital - stocks warrants. The Company issued warrants to purchase 150,000 shares of common stock to an outside consultant in October, 1996, in payment for consulting services (see note K to the Company's financial statements for the year ended September 30, 1996). Under the application of FASB #123 the Company has valued these warrants at approximately $75,000. Accordingly, this amount is being charged to operating expense over the vesting period (between the issue date and November 1997).

3. Earnings Per Share. The Company's earnings per share are calculated using the modified treasury stock method. This method was used for the three months ended December 31, 1996, because the number of shares of common stock issuable on exercise of stock options and warrants, in the aggregate, exceeded 20 percent of the number of shares of common shares outstanding. The weighted average number of common and common equivalent shares outstanding for the three months ended December 31, 1996 and 1995 is 6,691,546 and 4,377,593, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended December 31, 1996, Compared to Three Months Ended December 31, 1995

Revenues increased by $4,445,010, or 57.8%, for the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995 primarily due to the Company's having two vessels in service for the quarter ended December 31, 1996 as compared to only one vessel in service for the quarter ended December 31, 1995.

The Company's operating expenses increased by $3,453,248, or 57.7%, and the Company's marketing, selling and administrative expenses increased by $235,235, or 15.7%, for the three months ended December 31, 1996 compared to the three months ended December 31, 1995, primarily due to the Company's having two vessels in service for the quarter ended December 31, 1996 as compared to only one vessel in service for the quarter ended December 31, 1995. The increase in marketing, selling and administrative expenses was smaller, as a percentage, than the increase in revenues, because the marketing and selling for the Semester-at-Sea program is handled by the Institute for Shipboard Education and is not a Company expense. The Company did not earn revenue from such program in the first quarter of fiscal 1996. The Company's depreciation and amortization expense increased by $220,573, or 81.4%, for the three months ended December 31, 1996 compared to the three months ended December 31, 1995, because depreciation expense for the Universe Explorer did not begin to accrue until January, 1996 when the vessel entered cruise service.

In the three months ended December 31, 1995, the Company recorded $340,641 in other income relating to one time items associated with the Universe Explorer. No comparable other income was received by the Company in the three months ended December 31, 1996. Due to the Company's overnight investments of its operating accounts as well as its restricted investment of $4,629,000, the Company recorded $102,808 of interest income in the first quarter of fiscal 1997 compared to $28,583 in the first quarter of fiscal 1996. The interest of the Company's partner in the Sea-Comm joint venture is reflected in the $88,077 line item for "Minority interest in earnings of consolidated joint venture." The Sea-Comm joint venture began operation in the second quarter of fiscal 1996, consequently no comparable line item exists for the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficiency was $4,409,121 and $2,931,658 for December 31, 1996 and September 30, 1996, respectively. The Company's working capital deficiency was primarily due to the inclusion, in non-current assets, of a $4,629,000 deposit securing the Company's FMC bond. The corresponding liability, customer's deposits, is included in the current liabilities. The increase in the Company's working capital deficit was the result of cash flow used in operating and investing activities.

Cash flows from operations used $1,325,551 for the first three months of fiscal 1997 and provided $1,172,920 for the first three months of fiscal 1996. Cash flows for the first three months of fiscal 1997 consisted primarily of decreases in restricted cash and was offset by decreases in accounts payable and advanced deposits and increases in current portion of long term debt.

At December 31, 1996, the Company owed $24,176,050 to the Company's lender. The loan is secured by substantially all the assets of the Company and bears interest at LIBOR plus 2%. The interest rate for the six month period ending July 15, 1997 is 7.75%.

Part II:          Other Information

Item 1.  LEGAL PROCEEDINGS
                  Not applicable.

Item 2.  CHANGES IN SECURITIES

         (c) On October 1, 1996, the Company granted warrants to purchase 150,000 shares of Common Stock to a consultant in exchange for financial consulting services valued at approximately $75,000. The warrants are exercisable at $2.75 per share, which was 110% of the market value of the Common Stock on the date of the grant, and expire on October 31, 2001. The grant of warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

         On October 1, 1996, the Company granted options to purchase an aggregate of 326,000 shares of Common Stock to 43 of its employees, pursuant to the Company's 1995 Employee Stock Plan. The options are exercisable at $2.75 per share, which was 110% of the market value of the Common Stock on the date of the grant, and expire on October 1, 2006. The grant of options was exempt from registration pursuant to Section 4(2) of the Act.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS
                  Not applicable.

Item 5.  OTHER INFORMATION
                  Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    EXHIBIT
    NUMBER          DESCRIPTION
    -------         -----------

     27        Financial Data Schedule

B.  Reports on Form 8-k

         No reports on Form 8-k were filed during the quarter ended December 31, 1996

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COMMODORE HOLDINGS LIMITED
                                                  (Registrant)




                                             /s/ ALAN PRITZKER
                                            -----------------------------------
                                            Alan Pritzker
                                            Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                                         Officer)

February 14, 1997

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------


27             Financial Data Schedule