Form 10-Q
period 1997-03-31
COMMODORE HOLDINGS LTD
filed 1997-05-15
CIK 945524

FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report under Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1997

                        Commission File Number: 0-20961

                           COMMODORE HOLDINGS LIMITED
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                                    BERMUDA
         --------------------------------------------------------------
         (State or other Jurisdiction of incorporation or organization)

                                       N/A
                       ----------------------------------
                      (IRS Employer Identification Number)

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

Yes x   No ___

                          Common Stock $.01 par value
                                    (Class)

          5,581,933 Shares of Common Stock outstanding at May 12, 1997

                           Commodore Holdings Limited

                                Table of Contents

                                                                 Page No.

Part I Financial Information

     Item 1. Financial Statements
                Consolidated Balance Sheets                           2
                Consolidated Statements of Operations                 3
                Consolidated Statements of Stockholders' Equity       4
                Consolidated Statements of Cash Flows                 5
                Notes to Consolidated Financial Statements            7

     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  8

Part II Other Information

     Item 1. Legal Proceedings                                       10
     Item 2. Changes in Securities                                   10
     Item 3. Defaults upon Senior Securities                         10
     Item 4. Submission of Matters to a Vote of Security Holders     10
     Item 5. Other Information                                       10
     Item 6. A - Exhibits                                            10
             B - Reports on Form 8-K                                 10

Part I: Financial Information
Item 1: Financial Statements

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                MARCH 31,        SEPTEMBER 30,
                                                 1997               1996
                                                ---------        -------------
                                                (UNAUDITED)        (AUDITED)

                       ASSETS
Current assets
     Cash and cash equivalents                $   3,977,507       $  3,476,165
     Restricted cash                                377,850          1,412,907
     Trade and other receivables, net                74,402            328,812
     Insurance claim receivable                   1,546,626          2,470,525
     Due from affiliate                              42,921             42,921
     Inventories                                  1,206,600          1,830,241
     Prepaid expenses                             2,179,837          2,463,842
     Other current assets                            76,290             76,290
                                              -------------       ------------
        Total current assets                      9,482,033         12,101,703

Property and equipment, net                      35,760,792         36,147,435

Other assets
     Investments - restricted                     4,629,000          4,629,000
     Other assets                                   400,417            406,667
                                              -------------       ------------
                                              $  50,272,242       $ 53,284,805
                                              =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Current portion of long-term debt        $   4,392,408       $  2,277,095
     Accounts payable                             3,833,751          5,767,110
     Accrued liabilities                            364,381            723,251
     Due to affiliate                             1,050,050            249,631
     Customer deposits                            5,019,422          5,839,360
     Accrued interest                                82,080             76,914
                                              -------------       ------------
        Total current liabilities                14,742,092         14,933,361

Long-term debt                                   19,033,787         21,962,060

Minority interest in subsidiary                     150,919            193,018

Stockholders' equity
     Preferred stock - authorized 10,000,000
      shares of $.01 par value; issued
      1,027,230 shares in 1997 and 1,006,979
      in 1996                                        10,273             10,070
     Common stock - authorized 100,000,000
      shares of $.01 par value; issued
      5,581,933 shares                               55,819             55,819
     Additional paid-in capital                  13,958,928         13,868,526
     Retained earnings                            2,320,424          2,261,951
                                            ---------------      -------------
        Total stockholders' equity               16,345,444         16,196,366
                                            ---------------      -------------
                                            $    50,272,242      $  53,284,805
                                            ===============      =============

    The accompanying notes are an integral part of these statements      Page 2



                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
     FOR THE THREE MONTHS AND FOR SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                         Three months ended                  Six months ended
                                                            March 31,                             March 31,
                                                    1997                  1996          1997                   1996
                                                    --------------------------          ---------------------------
Revenues                                           $13,773,240     $11,484,611         $25,907,727      $19,174,089

Expenses
     Operating                                     11,257,595        8,388,845          20,700,484       13,955,294
     Marketing, selling and administrative          2,009,314        1,845,026           3,742,908        3,766,577
     Depreciation and amortization                    419,201          348,973             910,900          620,099
                                                   ----------       ----------         -----------     ------------
                                                   13,686,110       10,582,844          25,354,292       18,341,970
                                                   ----------       ----------         -----------     ------------
Operating income                                       87,130          901,767             553,435          832,119

Other income (expense)
     Other income                                          -                 -                   -          340,641
     Interest income                                  97,973           165,547             200,781          194,130
     Interest expense                               (473,494)         (431,730)           (955,837)        (679,535)
     Minority interest in loss (earnings)
      of consolidated joint venture                  453,971          (411,647)            542,048         (411,647)
                                                  ----------        ----------         -----------     ------------
                                                      78,450          (677,830)           (213,008)        (556,411)
                                                  ----------        ----------         -----------     ------------
      Earnings before provision for
       income taxes                                  165,580           223,937             340,427          275,708

Provision for income taxes                                 -                 -                   -                -
                                                  ----------        ----------         -----------     ------------
Provision for preferred stock dividend                70,000            70,000             140,000          140,000
                                                  ----------        ----------         -----------     ------------
      Net earnings available for
       common stockholders                        $   95,580        $  153,937         $   200,427     $    135,708
                                                  ==========        ==========         ===========     ============
Earnings per share available for common
 stockholders                                     $     0.03        $     0.03         $      0.07     $       0.03
                                                  ==========        ==========         ===========     ============
Weighted average number of common stock
 outstanding                                       6,691,546         5,184,711           6,691,546        5,184,711
                                                  ==========        ==========         ===========     ============

   The accompanying notes are an integral part of these statements      Page 3

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

                                               Preferred Stock            Common Stock
                                            ------------------------------------------------  Additional
                                            Number of     Par        Number of       Par       Paid-in      Retained
                                            Shares        Value      Shares         Value      Capital      Earnings         Total
                                            ---------------------------------------------------------------------------------------
Balances at
September 30, 1996                          1,006,979     $10,070     5,581,933     $55,819  $13,868,526    2,261,951   $16,196,366

Additional paid-in
 capital - stock warrants                           -           -             -           -        9,600            -         9,600

Preferred stock dividend                       20,251         203             -           -       80,802     (281,954)     (200,949)

Net earnings                                        -           -             -           -            -      340,427       340,427
                                           ----------------------------------------------------------------------------------------
Balances at
March 31, 1997                              1,027,230     $10,273      5,581,933    $55,819  $13,958,928    2,320,424   $16,345,444
                                           ========================================================================================

   The accompanying notes are an integral part of these statements      Page 4


                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                        1997            1996
                                                                   ------------     ------------
Cash flows from operating activities
     Net earnings                                                   $   340,427      $   275,708
     Adjustments to reconcile net earnings to net cash
      provided by operating activities
          Depreciation of property and equipment                        910,900          620,099
          Amortization of deferred drydock                              606,391                -
        (Increase) decrease in operating assets
          Restricted cash                                             1,035,057          111,386
          Investments - restricted                                            -                -
          Trade and other receivables                                   254,410         (185,872)
          Insurance receivable                                          923,899                -
          Due from affiliate                                                  -          290,337
          Inventory                                                     623,641         (244,100)
          Prepaid expenses and other current assets                    (322,386)        (397,884)
          Other assets                                                    6,250         (200,000)
        Increase (decrease) in operating liabilities
          Accounts payable                                           (1,933,359)        2,166,718
          Accrued liabilities                                          (358,870)          664,006
          Due to affiliate                                              800,419                 -
          Customer and other deposits                                  (819,938)          690,995
          Accrued interest                                                5,166          (340,069)
          Capital lease obligations                                           -          (132,096)
                                                                   ------------     -------------
             Net cash provided by operating activities                2,072,007         3,319,228

Cash Flows from investing activities
     Capital expenditures                                              (524,257)       (4,985,043)
     (Decrease) Increase in minority interest in subsidiary             (42,099           461,642
                                                                   ------------     -------------
             Net cash used in investing activities                     (566,356)       (4,523,401)

Cash flows from financing activities
     Principal payments of long-term debt                              (812,960)         (133,015)
     Stock warrants                                                       9,600                 -
     Dividends paid                                                    (200,949)                -
                                                                   ------------     -------------
             Net cash used in financing activities                   (1,004,309)         (133,015)
                                                                   ------------     -------------
Net increase (decrease) in cash and cash equivalents                    501,342        (1,337,188)

Cash and cash equivalents at beginning of period                      3,476,165         3,274,993
                                                                   ------------     -------------
Cash and cash equivalents at end of period                         $  3,977,507     $   1,937,805
                                                                   ============     =============
Supplemental disclosure of cash flow information
     Cash paid during the period for interest                      $    966,470     $   1,320,834
                                                                   ============     =============
     Cash paid during the period for taxes                         $          -     $           -
                                                                   ============     =============

   The accompanying notes are an integral part of these statements      Page 5

                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

Supplemental schedule of noncash investing and financing activities

     For the six months ended March 31, 1996 the Company capitalized $294,766 of interest to property and equipment.

     In January 1997, the Company issued 20,251 shares of its Series A preference shares in partial payment of its preferred share dividend.

   The accompanying notes are an integral part of these statements      Page 6

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Financial Statements for the six months ended March 31, 1997 and 1996, included herein have been prepared by Commodore Holdings Limited (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which are, in the opinion of management, necessary for a fair statement for the results of the three and six months are included. Certain information and footnote disclosure normally included in Financial Statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 1996, contained in the Company's annual report on Form 10-K.

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

3. Earnings Per Share. The Company's earnings per share are calculated using the modified treasury stock method. This method was used for the six months ended March 31, 1997, because the number of shares of common stock issuable on exercise of stock options and warrants, in the aggregate, exceeded 20 percent of the number of shares of common shares outstanding. The weighted average number of common and common equivalent shares outstanding for the six months ended March 31, 1997 and 1996 is 6,691,546 and 5,184,711, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the Company's results of operation, liquidity and capital resources. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include competing in a saturated industry against modern and larger fleets; the ability of the Company to obtain additional financing for the acquisition of additional ships; a high percentage of debt on assets owned by the Company, the potential for additional governmental regulations; the need for expensive upgrades and/or maintenance to aging vessels; general economic factors in markets where the Company operates; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996 Three Months Ended March 31, 1997, Compared to Three Months Ended March 31, 1996

Revenues increased by $2,288,629, or 19.93%, for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 primarily due to the Company having operated six ship-months for the quarter ended March 31, 1997 as compared to five and a half ship months for the quarter ended March 31, 1996. The Universe Explorer commenced operations in January 1996.

The Company's operating expenses increased by $2,868,750, or 34.20%, and the Company's marketing, selling and administrative expenses increased by $164,288, or 8.90%, for the three months ended March 31, 1997 compared to the three months ended March 31, 1996, primarily due to the Company having operated six ship-months for the quarter ended March 31, 1997 as compared to five and a half ship months for the quarter ended March 31, 1996. The Company's operating expenses increased at a higher percentage than the Company's revenues as a result of low occupancy on the Company's initial Latin America program operated by World Explorer Cruises. The increase in marketing, selling and administrative expenses was smaller, as a percentage, than the increase in revenues, because the marketing and selling for the Semester-at-Sea program is handled by the Institute for Shipboard Education and is not a Company expense. The Company's depreciation and amortization expense increased by $70,228, or 20.12%, for the three months ended March 31, 1997 compared to the three months ended March 31, 1996, because depreciation expense for the Universe Explorer did not begin to accrue until January, 1996 when the vessel entered cruise service.

Due to the Company's overnight investments of its operating accounts as well as its restricted investment of $4,629,000, the Company recorded $97,973 of interest income in the second quarter of fiscal 1997 compared to $165,547 in the second quarter of fiscal 1996. The Company's Sea-Comm joint venture partner's share of the loss incurred by the joint venture for the three months ended March 31, 1997 is reflected in the $453,971 line item for "Minority interest in loss (earnings) of consolidated joint venture." The Sea-Comm joint venture began operation in the second quarter of fiscal 1996. The joint venture incurred this loss primarily as a result of the low occupancy on the Company's Latin America program.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996 Six Months Ended March 31, 1997, Compared to Six Months Ended March 31, 1996

Revenues increased by $6,733,638, or 35.12%, for the six months ended March 31, 1997 compared to the six months ended March 31, 1996 primarily due to the Company having two vessels in service for the six months ended March 31, 1997 as compared to only one vessel in service for the entire six months ended March 31, 1996 and one vessel which began service in January 1996.

The Company's operating expenses increased by $6,745,190, or 48.33%, and the Company's marketing, selling and administrative expenses decreased by $23,669, or .63%, for the six months ended March 31, 1997 compared to the six months ended March 31, 1996. The Company's operating expenses increased at a higher percentage than the Company's revenues as a result of low occupancy on the Company's initial Latin America program operated by World Explorer Cruises. The decrease in marketing, selling and administrative expenses was smaller, as a percentage than the increase in revenues, because the marketing and selling for the Semester-at-Sea program is handled by the Institute for Shipboard Education and is not a Company expense. The Company did not earn revenue from such program in the first quarter of fiscal 1996. The Company's depreciation and amortization expense increased by $290,801, or 46.90%, for the six months ended March 31, 1997 compared to the six months ended March 31, 1996, because depreciation expense for the Universe Explorer did not begin to accrue until February, 1996 when the vessel entered cruise service.

In the six months ended March 31, 1996, the Company recorded $340,641 in other income relating to one time items associated with the Universe Explorer. No comparable other income was received by the Company in the six months ended March 31, 1997. Due to the Company's overnight investments of its operating accounts as well as its restricted investment of $4,629,000, the Company recorded $200,781 of interest income in the six months of fiscal 1997 compared to $194,130 in the first six months of fiscal 1996. The Company's Sea-Comm joint venture partner's share of the loss incurred by the joint venture for the six months ended March 31, 1997 is reflected in the $542,048 line item for "Minority interest in loss (earnings) of consolidated joint venture." The Sea-Comm joint venture began operation in the second quarter of fiscal 1996. The joint venture incurred this loss primarily as a result of the low occupancy on the Company's Latin America program.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficiency was $5,260,059 and $2,831,658 at March 31, 1997 and September 30, 1996, respectively. The Company's working capital deficiency was primarily due to the inclusion, in non-current assets, of a $4,629,000 deposit securing the Company's FMC bond. The corresponding liability, customer's deposits, is included in the current liabilities. The increase in the Company's working capital deficiency was primarily the result of the increase in the current portion of long-term debt.

Cash flows from operations provided $2,072,007 for the first six months of fiscal 1997 and provided $3,319,228 for the first six months of fiscal 1996. Cash flows for the first six months of fiscal 1997 consisted primarily of decreases in restricted cash as a result of a more favorable credit card processing agreement entered into by the Company in November 1996.

At March 31, 1997, the Company owed $23,426,195 to the Company's lender. The loan is secured by substantially all the assets of the Company and bears interest at LIBOR plus 2%. The interest rate for the six month period ending July 15, 1997 is 7.75%.

The Company expects to incur a capital expenditure of approximately $500,000 during the remainder of Fiscal 1997 to conform the Universe Explorer with the requirements of the International Convention on Safety of Life at Sea ("SOLAS"). The Company expects to fund this requirement from cash flows from operations.

Part II:          Other Information

Item 1.  LEGAL PROCEEDINGS
                  Not applicable.

Item 2.  CHANGES IN SECURITIES
                  Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

         (a) The Annual Meeting of Shareholders was held on Wednesday, February 5, 1997 at 4000 Hollywood Boulevard, Hollywood Fl 33021.

         (b) The following individuals were elected directors until the annual meeting of shareholders to be held in the year 2000 or until their successors are elected and qualified:

                                    Votes for        Votes against       Abstentions and
                                                     or Withheld         Brokernon-votes
                                    ----------       -------------       ---------------
        Ralph V. De Martino        3,603,718           0                   23,750

        Mark J. Maged              3,603,718           0                   23,750

         All members of the previous Board of Directors were nominees and there has been no change in the Board of directors as a result of this election

         (c) The shareholders also voted to ratify the appointment of Grant Thornton LLP, as the Company's independent auditors for the 1997 fiscal year.

                                    Votes for        Votes against       Abstentions and
                                                     or Withheld         Broker non-votes
                                    ---------        -------------       ----------------
                                    3,596,536             13,200             17,732


Item 5.  OTHER INFORMATION
                  Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------
         27.1              Financial Data Schedule

B.  Reports on Form 8-k
         No reports on Form 8-k were filed during the quarter ended March  31,
         1997
                                                                        Page 10

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COMMODORE HOLDINGS LIMITED
                                    (Registrant)


                                    /S/ ALAN PRITZKER
                           --------------------------


                                    Alan Pritzker
                           Vice President, Finance and
                             Chief Financial Officer
                          (Principal Financial and Accounting
                                        Officer)

May 14, 1997

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------

27                 Financial Data Schedule