Form 10-Q
period 1997-06-30
COMMODORE HOLDINGS LTD
filed 1997-08-14
CIK 945524

FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report under Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

                        For Quarter Ended June 30, 1997

                        Commission File Number: 0-20961

                           COMMODORE HOLDINGS LIMITED
                    ---------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                                    BERMUDA
                           -------------------------
         (State or other Jurisdiction of incorporation or organization)

                                       N/A
                                      -----
                      (IRS Employer Identification Number)

     4000 Hollywood Boulevard, Suite 385, South Tower, Hollywood, FL 33021
                      -----------------------------------
                         (Address of Principal Offices)

                                 (954) 967-2100
                             ---------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

                              Yes _x_   No ___

                          Common Stock $.01 par value
                                    (Class)

        5,581,933 Shares of Common Stock outstanding at August 07, 1997

                    COMMODORE HOLDINGS LIMITED

                         TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

                                                                   Page No.

     Item 1.   Financial Statements
               Consolidated Balance Sheets                            2
               Consolidated Statements of Earnings                    3
               Consolidated Statement of Stockholders' Equity         4
               Consolidated Statements of Cash Flows                  5
               Notes to Consolidated Financial Statements             6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    7

PART II    OTHER INFORMATION

     Item 1.   Legal Proceedings                                      9
     Item 2.   Changes in Securities                                  9
     Item 3.   Defaults upon Senior Securities                        9
     Item 4.   Submission of Matters to a Vote of Security Holders    9
     Item 5.   Other Information                                      9
     Item 6.   A - Exhibits                                           9
               B - Reports on Form 8-K                                9

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS



                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    JUNE 30,       SEPTEMBER 30,
                                                      1997              1996
                                                  -----------       ------------
                                                  (Unaudited)        (Audited)

                       ASSETS
CURRENT ASSETS
     Cash and cash equivalents                   $   4,467,300     $   3,476,165
     Restricted cash                                   175,957         1,412,907
     Trade and other receivable, net                   765,545           328,812
     Insurance claim receivable                        918,976         2,470,525
     Due from affiliate                                 44,141            42,921
     Inventories                                     1,120,232         1,830,241
     Prepaid expenses                                2,465,234         2,463,842
     Other current assets                               76,290            76,290
                                                 -------------     -------------
        TOTAL CURRENT ASSETS                        10,033,675        12,101,703
                                                 -------------     -------------

Property and equipment, net                         36,892,352        36,147,435

OTHER ASSETS
     Investments - restricted                        4,629,000         4,629,000
     Other assets                                      397,917           406,667
                                                 -------------     -------------
                                                 $  51,952,944     $  53,284,805
                                                 =============     =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt           $   4,392,408     $   2,277,095
     Accounts payable                                3,964,440         5,767,110
     Accrued liabilities                             1,313,580           723,251
     Due to affiliate                                  550,100           249,631
     Customer deposits                               6,424,202         5,839,360
     Accrued interest                                   73,264            76,914
                                                 -------------     -------------
        TOTAL CURRENT LIABILITIES                   16,717,994        14,933,361
                                                 -------------     -------------

Long-term debt                                      17,944,501        21,962,060

Minority interest in subsidiary                        221,672           193,018

STOCKHOLDERS' EQUITY
     Preferred stock - authorized 10,000,000 shares
      of $.01 par value; issued 1,027,230 in 1997 and
      1,006,979 in 1996                                 10,273            10,070
     Common stock - authorized 100,000,000 shares
      of $.01 par value; issued 5,581,933 shares        55,819            55,819
     Paid-in capital                                13,988,928        13,868,526
     Retained earnings                               3,013,757         2,261,951
                                                 -------------     -------------
        TOTAL STOCKHOLDERS' EQUITY                  17,068,777        16,196,366
                                                 -------------     -------------
                                                  $ 51,952,944     $  53,284,805
                                                 =============     =============

                                                                      PAGE 2

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS



                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
     FOR THE THREE MONTHS AND FOR NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                 Three months ended                  Nine months ended
                                                      June 30,                           June 30,
                                             1997                1996              1997             1996
                                          -------------------------------        ------------------------------
REVENUES                                    $  14,218,470    $ 15,165,484        $40,126,197      $  34,339,573
                                            -------------    ------------        -----------      -------------
EXPENSES
     Operating                                 11,038,562      12,602,074         31,739,046         26,557,368
     Marketing, selling and administrative      2,123,908       1,365,501          5,866,816          5,132,078
     Depreciation and amortization                470,797         409,193          1,381,697          1,029,292
                                             ------------     -----------        -----------     --------------
                                               13,633,267      14,376,768         38,987,559         32,718,738
                                             ------------     -----------        -----------     --------------

OPERATING INCOME                                  585,203         788,716          1,138,638          1,620,835

OTHER INCOME (EXPENSE)
     Other income                                       -               -                  -            340,641
     Interest income                              135,651          82,517            336,432            276,647
     Interest expense                            (456,720)       (470,319)        (1,412,557)        (1,149,854)
     Minority interest in loss (earnings)
      of consolidated joint venture               429,198          83,301            971,246           (328,346)
                                             ------------     -----------        -----------     --------------
                                                  108,129        (304,501)          (104,879)          (860,912)
                                             ------------     -----------        -----------     --------------

      NET EARNINGS BEFORE PROVISION FOR
       STOCK DIVIDEND                             693,332         484,215          1,033,759            759,923

Provision for preferred stock dividend             70,000          70,000            210,000            210,000
                                             ------------     -----------        -----------     --------------
      Net earnings available for
       common stockholders                   $    623,332     $   414,215        $   823,759       $    549,923
                                             ============     ===========        ===========     ==============
Earnings per share available for common
 stockholders                                $       0.11     $      0.03        $      0.18       $       0.03
                                             ============     ===========        ===========     ==============
Weighted average number of common stock
 outstanding                                    6,691,546       5,184,711          6,691,546          5,184,711
                                             ============     ===========        ===========     ==============


                                                                                    PAGE 3

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS




                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)

                             Preferred Stock               Common Stock
                             ----------------------------------------------------     Additional
                               Number of         Par        Number of       Par         Paid-in       Retained
                                 Shares         Value         Shares        Value       Capital       Earnings        Total
                             -------------------------------------------------------------------------------------------------
Balances at
September 30, 1996             1,006,979     $    10,070     5,581,933    $55,819     $13,868,526    2,261,951     $16,196,366

Fair value of warrants
 issued to non-employees               -               -             -          -          39,600            -          39,600

Preferred stock dividend          20,251             203             -          -          80,802     (281,953)       (200,948)

Net earnings                           -               -             -          -               -    1,033,759       1,033,759
                              ------------------------------------------------------------------------------------------------
Balances at
June 30, 1997                  1,027,230     $    10,273     5,581,933    $55,819     $13,988,928    3,013,757     $17,068,777
                              ================================================================================================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS



                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                                   1997                1996
                                                               ------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                              $ 1,033,759        $      759,923
     Adjustments to reconcile net earnings to net cash
      provided by operating activities
          Depreciation of property and equipment                 1,381,697             1,029,292
          Amortization of deferred dry-dock                        892,919                     -
          Consulting expense on non-employee stock warrants         39,600                     -
        (INCREASE) DECREASE IN OPERATING ASSETS
          Restricted cash                                        1,236,950               (75,242)
          Trade and other receivables, net                        (436,733)             (269,670)
          Insurance claim receivable                             1,551,549                     -
          Due from affiliate                                        (1,220)               262,968
          Inventories                                              710,009               (476,483)
          Prepaid expenses and other current assets               (894,311)              (235,256)
          Other assets                                               8,750               (200,000)
        INCREASE (DECREASE) IN OPERATING LIABILITIES
          Accounts payable                                      (1,802,670)             2,031,444
          Accrued liabilities                                      590,329                 92,493
          Due to affiliate                                         300,469                      -
          Customer deposits                                        584,842              3,677,965
          Accrued interest                                          (3,650)              (363,429)
          Capital lease obligations                                      -               (109,613)
                                                               -----------             ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                5,192,289              6,124,392

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                       (2,126,614)            (5,588,962)
     Decrease in minority interest in subsidiary                    28,654                378,340
                                                               -----------             ----------
        NET CASH USED IN INVESTING ACTIVITIES                   (2,097,960)            (5,210,622)

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments of long-term debt                       (1,902,246)              (186,404)
     Stock Dividend                                               (200,948)               (31,154)
                                                               -----------             ----------
        NET CASH USED IN FINANCING ACTIVITIES                   (2,103,194)              (217,558)

Net increase in cash and cash equivalents                          991,135                696,212

Cash and cash equivalents at beginning of period                 3,476,165              3,274,993
                                                               -----------             ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 4,467,300             $3,971,205
                                                               ===========             ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                  $ 1,423,190             $1,320,834
                                                               ===========             ==========
     Cash paid during the period for taxes                     $         -             $        -
                                                               ===========             ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Financial Statements for the nine months ended June 30, 1997 and 1996, included herein have been prepared by Commodore Holdings Limited (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which are, in the opinion of management, necessary for a fair statement for the results of the three and nine months are included. Certain information and footnote disclosure normally included in Financial Statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 1996, contained in the Company's annual report on Form 10-K.

2. Fair value of warrants issued to non-employees. The Company issued warrants to purchase 150,000 shares of common stock to an outside consultant in October, 1996, in payment for consulting services (see note K to the Company's financial statements for the year ended September 30, 1996). Under the application of FASB #123 the Company has valued these warrants at approximately $75,000. Accordingly, this amount is being charged to operating expense over the vesting period (between the issue date and November 1997).

3. Earnings Per Share. The Company's earnings per share are calculated using the modified treasury stock method. This method was used for the nine months ended June 30, 1997, because the number of shares of common stock issuable on exercise of stock options and warrants, in the aggregate, exceeded 20 percent of the number of shares of common shares outstanding. The weighted average number of common and common equivalent shares outstanding for the nine months ended June 30, 1997 and 1996 is 6,691,546 and 5,184,711, respectively.

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

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1997 AND 1996
Three Months Ended June 30, 1997, compared to Three Months Ended June 30, 1996

The Company's revenues decreased by $ 947,014, or 6.24%, and the Company's operating expenses decreased by $1,563,512, or 12.41% for the three months ended June 30, 1997 compared to the three months ended June 30, 1996, primarily due to the Universe Explorer's twenty-four days out of service for repairs and maintenance and Safety Of Life At Sea ("SOLAS") upgrades.

Marketing, selling and administrative expenses increased by $758,407, or 55.54%, for the three months ended June 30, 1997 compared to the three months ended June 30, 1996, due to the recognition of marketing, selling and administrative expenses for the World Explorer Cruises Alaska program which began in the third quarter of 1997. In 1996, the World Explorer Cruises Alaska program began in the fourth quarter. The Company's depreciation and amortization expense increased by $61,604, or 15.05%, for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 due to additional property and equipment placed in service over the intervening period.

Due to the Company's higher overnight investments of its operating accounts as well as its restricted investment of $4,629,000, the Company recorded $135,651 of interest income in the third quarter of fiscal 1997 compared to $82,517 in the third quarter of fiscal 1996. The Company's Sea-Comm joint venture partner's share of the loss incurred by the joint venture for the three months ended June 30, 1997 is reflected in the $429,198 line item for "Minority interest in loss (earnings) of consolidated joint venture." The joint venture incurred this loss primarily as a result of the low occupancy on the Company's Latin America and Alaska programs.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
Nine Months Ended June 30, 1997, compared to Nine Months Ended June 30, 1996

Revenues increased by $5,786,624, or 16.85%, for the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996 primarily due to the Company having two vessels in service for the nine months ended June 30, 1997 as compared to only one vessel in service for the entire nine months ended June 30, 1996 and one vessel which began service in January 1996.

The Company's operating expenses increased by $5,181,678, or 19.51%, and the Company's marketing, selling and administrative expenses increased by $734,738, or 14.32%, for the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996. The Company's operating expenses increased at a higher percentage than the Company's revenues as a result of low occupancy on the Company's initial Latin America program operated by World

Explorer Cruises. The Company did not earn revenue from such program in the first quarter of fiscal 1996. The Company's depreciation and amortization expense increased by $352,405, or 34.24%, for the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996, because depreciation expense for the Universe Explorer did not begin to accrue until January, 1996 when the vessel entered cruise service.

In the nine months ended June 30, 1996, the Company recorded $340,641 in other income relating to one time items associated with the Universe Explorer. No comparable other income was received by the Company in the nine months ended June 30, 1997. Due to the Company's overnight investments of its operating accounts as well as its restricted investment of $4,629,000, the Company recorded $336,432 of interest income in the first nine months of fiscal 1997 compared to $276,647 in the first nine months of fiscal 1996. The Company's Sea-Comm joint venture partner's share of the loss incurred by the joint venture for the nine months ended June 30, 1997 is reflected in the $971,246 line item for "Minority interest in loss (earnings) of consolidated joint venture." The Sea-Comm joint venture began operation in the second quarter of fiscal 1996. The joint venture incurred this loss primarily as a result of the low occupancy on the Company's Latin America and Alaska programs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficiency was $6,684,319 and $2,831,658 at June 30, 1997 and September 30, 1996, respectively. The Company's working capital deficiency was primarily due to the inclusion, in non-current assets, of a $4,629,000 deposit securing the Company's FMC bond. The corresponding liability, customer's deposits, is included in the current liabilities. The increase in the Company's working capital deficiency was primarily the result of the increase in the current portion of long-term debt.

Cash flows from operations provided $5,152,689 for the first nine months of fiscal 1997 and provided $6,124,392 for the first nine months of fiscal 1996. Cash flows for the first nine months of fiscal 1997 consisted primarily of decreases in restricted cash as a result of a more favorable credit card processing agreement entered into by the Company in November 1996, collection of the insurance claim receivable and decreases in inventories.

At June 30, 1997, the Company owed $22,336,909 to the Company's lender. The loan is secured by substantially all the assets of the Company and bears interest at LIBOR plus 2%. The interest rate as of June 30, 1997 is 7.75%.

The Company incurred capital expenditures for the first nine months of 1997 of $2,126,614. Included in this amount were renovations to the Universe Explorer to conform to SOLAS. In June 1997, the vessel received all the appropriate certificates showing that it meets current SOLAS requirements. The Enchanted Isle will undergo similar renovations during dry-dock which begins in the next fiscal year.

PART II:          OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS
                  Not applicable.

Item 2.    CHANGES IN SECURITIES
                  Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS
                  Not applicable

Item 5.    OTHER INFORMATION
                  Not applicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

         EXHIBIT
         NUMBER                     DESCRIPTION
         -------                    -----------

         10.1 Second Amendment to Employment Agreement by and between New Commodore Cruise Lines Limited and Frederick Mayer dated May 3, 1997.

         27.1                       Financial Data Schedule

B.   Reports on Form 8-k

         No reports on Form 8-k were filed during the quarter ended June 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMODORE HOLDINGS LIMITED
                                      (REGISTRANT)

                                  /S/ ALAN PRITZKER
                                  ---------------------

                                       Alan Pritzker
                                Vice President, Finance and
                                  Chief Financial Officer
                          (Principal Financial and Accounting Officer)

AUGUST 14, 1997

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------

 10.1 Second Amendment to Employment Agreement by and between New Commodore Cruise Lines
                  Limited and Frederick Mayer dated May 3,
                  1997.

 27.1             Financial Data Schedule