Form 10-K
period 1997-09-30
COMMODORE HOLDINGS LTD
filed 1997-12-29
CIK 945524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K


           {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                       OR

                { } TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM -------- TO--------

                          COMMISSION FILE NO. 0-20961



                          COMMODORE HOLDINGS LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            BERMUDA                     N/A
               (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)    IDENTIFICATION NO.)


 4000 HOLLYWOOD BOULEVARD, SUITE 385-S, SOUTH TOWER, HOLLYWOOD, FL       33021
                          (ADDRESS OF PRINCIPAL OFFICES)               (ZIP CODE)

                                  954-967-2100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT


                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                          COMMON STOCK $.01 PAR VALUE
                                (TITLE OF CLASS)

        REDEEMABLE WARRANTS TO PURCHASE COMMON STOCK AT $6.00 PER SHARE
                                (TITLE OF CLASS)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 17, 1997, the aggregate market value of the Common Stock held by non-affiliates was approximately $13,840,000.

     As of December 17, 1997, the number of shares of Common Stock of the registrant outstanding was 5,581,933.

                      DOCUMENTS INCORPORATED BY REFERENCE


     Part III--Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                   PART 1                                PAGE
                        -------------------------------------------------------------   -----
     Item 1.            Business                                                         1
     Item 2.            Description of Properties                                       13
     Item 3.            Legal Proceedings                                               14
     Item 4.            Submission of Matters to a Vote of Security-Holders             14
     Optional Item.     Executive Officers of the Registrant                            14
                                                   PART II
                        -------------------------------------------------------------
     Item 5.            Market for Registrant's Common Equity and Related               15
                        Stockholder Matters
     Item 6.            Selected Financial Data                                         17
     Item 7.            Management's Discussion and Analysis of Financial Condition     18
                        and Results of Operations
     Item 8.            Financial Statements and Supplementary Data                     23
     Item 9.            Changes in and Disagreements with Accountants on                23
                        Accounting and Financial Disclosure
                                                  PART III
                        -------------------------------------------------------------
     Item 10.           Directors and Executive Officers of the Registrant              24
     Item 11.           Executive Compensation                                          24
     Item 12.           Security Ownership of Certain Beneficial Owners and             24
                        Management
     Item 13.           Certain Relationships and Related Transactions                  24
                                                   PART IV
                        -------------------------------------------------------------
     Item 14.           Exhibits, Financial Statement Schedules and Reports on          24
                        Form 8-K

                                    PART I


ITEM 1. BUSINESS


GENERAL


     Commodore Holdings Limited, a Bermuda exempted company (the "Company"), was formed in 1995. The Company owns two cruise ships, the S/S Enchanted Isle (the "Enchanted Isle") and the S/S Universe Explorer (formerly the S/S Enchanted Seas)(the "Universe Explorer" or the "Enchanted Seas"). The Enchanted Isle offers Caribbean cruises from New Orleans and the Universe Explorer is chartered to Sea-Comm, Ltd., a Liberian Corporation ("Sea-Comm"), a joint venture between the Company and Seawise Foundation Inc. ("Seawise"). Sea-Comm has space-chartered the vessel to Seawise which operates the educational "Semester at Sea" program during a portion of the year. Sea-Comm operates cruises to Alaska and the Caribbean aboard the Universe Explorer during the balance of the year.


THE COMMODORE ACQUISITION


     THE ACQUISITION AGREEMENTS. The Company entered into definitive agreements with EffJohn International B.V. ("EffJohn"), which is the parent of Commodore Cruise Line Limited, a Caymans Island company ("Old Commodore"), Old Commodore, and its subsidiaries on April 28, 1995 (the "Acquisition Agreements"). Pursuant to the Acquisition Agreements, the Company acquired the Enchanted Isle and the Enchanted Seas (the "Cruise Ships"), the trade names "Commodore" and "Commodore Cruise Line" as well as certain related trade names and trademarks (the "Trademarks"), substantially all of Old Commodore's existing operations, certain advance ticket sales, marketing and sales personnel and information and certain shoreside assets (collectively the "Commodore Assets") from EffJohn and its subsidiaries. The Commodore Acquisition closed on July 14, 1995 (the "Commodore Closing").


     The purchase price (the "Purchase Price") for the Commodore Assets was $33,500,000 payable at the Commodore Closing as follows: $5,000,000 in cash; $4,000,000 through the Company's issuance of 1,000,000 shares of the Company's Convertible Series A preference shares (the "Series A Preference Shares") at an agreed value of $4.00 per share; and $24,500,000 in promissory notes issued by the Company to EffJohn International Cruise Holdings, Inc. (the "Lender"), an affiliate of EffJohn. The promissory notes are secured by substantially all of the assets of the Company's wholly-owned subsidiary, New Commodore Cruise Lines Limited, a Bermuda company ("New Commodore"), including first preferred ship's mortgages on both Cruise Ships.


     Pursuant to the Acquisition Agreements, Old Commodore and EffJohn agreed not to compete with the Company for up to ten years from the date of acquisition with respect to all routes in and out of the Port of New Orleans, and for up to eight years from the date of acquisition with respect to all routes commencing and terminating in any North American port at which port the Company operates or has publicly announced an intention to operate.


     CUSTOMER DEPOSITS AND THE FMC CERTIFICATES OF FINANCIAL RESPONSIBILITY. As part of the Commodore Assets, the Company received customer deposits for future cruises and related items such as hotel and airfare packages. The Company placed $4,629,000 on deposit with a bank to secure the U.S. Federal Maritime Commission ("FMC") Certificate of Financial Responsibility in the Event of Non-Performance of Obligations to Passengers as required by the FMC (the "Certificate of Financial Responsibility"). The FMC requires companies to establish a Certificate of Financial Responsibility in amounts and through methods set by the FMC. Since the Universe Explorer does not depart from any U.S. port, the Company presently needs to post a bond with the FMC only with respect to the Enchanted Isle's customer deposits. See "Business--The Joint Venture."


     THE LOANS. The Lender loaned the Company $24,500,000 for purposes of acquiring the Cruise Ships. The Loan is secured by substantially all of the assets of New Commodore including first preferred ship's mortgages on both Cruise Ships. The Loan bears interest at LIBOR plus 2% (currently 7.84375%) and was originally to be repaid in 12 semi-annual installments of principal and interest beginning on January 14, 1997. On November 15, 1995, the Company and the Lender amended the terms of the Loan to require the Company to remit monthly installments of principal and interest toward the January 14, 1997 payment. Such monthly payment schedule ended on January 14, 1997. In January, 1997 the loan was amended to provide for monthly repayment of principal and interest for the remaining term of the loan. In connection with the Loan, the Company also paid, at the Commodore Closing, $50,000 of duties, stamp fees and attorneys' fees rendered in connection with the Commodore Acquisition and the Loan, and an arrangement fee of $100,000 to the Lender. In the event that the Company is required to withhold income tax on any interest due to the Lender, the Company has agreed to pay the required amount to be withheld and pay the Lender the full amount of interest due under its agreements with the Company.


     The terms of the Loan place certain restrictions on the Company. First, the Company is not permitted to place any additional liens on any of the Commodore Assets (including the Cruise Ships) without the prior consent of the Lender. Second, the Company is prohibited from paying more than 50% of its net profits as dividends on its common stock, par value $.01 per share (the "Common Stock"). Third, in addition to the foregoing requirement, New Commodore must maintain a minimum cash balance in its operating accounts of $1 million throughout the term of the Loan. If the Company fails to meet any of the foregoing requirements or cure any defaults within the permitted time periods, the Lender could declare the Company in default under the Loan, and potentially foreclose upon the Cruise Ships and the Company's other assets.


     SERIES A PREFERENCE SHARES. As part of the consideration for the Commodore Assets, the Company issued EffJohn 1,000,000 of its Series A Preference Shares. The holders of the Series A Preference Shares are entitled to a cumulative 7% dividend on an annual basis. This dividend is payable, in cash, from a maximum of 10% of New Commodore's net profits for such year with the remaining amount payable in Preference Shares. EffJohn, as holder of the Series A Preference Shares, is entitled to elect one member of the Board of Directors of the Company, as long as it owns at least 125,000 Series A Preference Shares. EffJohn may convert its Series A Preference Shares into Common Stock of the Company at any time at a conversion rate equal to the greater of USD $4.00 per share or a price per share equal to 8 times the Company's earnings per share for its prior fiscal year. EffJohn may sell to third parties up to a maximum of approximately 45,000 Series A Preferred Shares in any 90-day period at any time after the Commodore Closing, subject to compliance with applicable securities laws. The Company has the option to redeem all or any part of the Series A Preference Shares at USD $4.00 per share at any time commencing three years after their issuance.

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


CALENDAR YEAR              NORTH AMERICAN CRUISE PASSENGERS(1)
------------------------   ------------------------------------
                                      (IN MILLIONS)
                   1990                    3.6
                   1991                    4.0
                   1992                    4.1
                   1993                    4.5
                   1994                    4.5
                   1995                    4.4
                   1996                    4.7

----------------
(1) SOURCE: CLIA


     The North American cruise industry accounts for approximately 80% of the world market. According to CLIA, the number of overall industry North American cruise passengers in 1996 was 6.3% over the 1995 figure, with demand increasing during 1996. The average growth rate for North American cruise passengers from 1980 through 1996 was approximately 7.6% per year.


     The Company believes that "repeat cruising" is a large source of business in the cruise industry. Of all passengers who have cruised in the past five years, CLIA estimates that the average number of cruises per person is 2.4.


     CLIA has estimated that, in 1982, the capacity of cruise ships serving the North American markets offering voyages of two or more days was approximately 43,848 berths. According to CLIA's most recent estimate, in 1996, the North American market was served by 37 cruise lines, operating 129 vessels. Aggregate 1996 market capacity is estimated at 110,292 berths, an increase of 4.8% over the previous year. In addition, an estimated 24 new cruise vessels offering 39,920 additional berths will be added to the market through 1999.


     Numerous industry analysts, as reported in various newspaper articles, predict a trend toward the continued growth of the large cruise lines and decline of the smaller ones in the North American cruise industry. The larger lines such as Carnival Cruise Lines, Royal Caribbean Cruise Lines and Princess Cruises, with whom the Company competes, have been purchasing new vessels and thereby adding to their fleets. These larger lines benefit from increased economies of scale and have historically operated at higher capacity than the smaller lines. In addition, the smaller lines, such as the Company, own older ships with fewer amenities. Such ships will require costly renovations and retrofitting in order to meet new industry safety guidelines. See "Business--Government Regulation." Industry analysts predict that discounting of fares will play a large part in cruise ticket sales in response to the relatively flat growth of the North American market and the substantial increases in capacity planned over the next few years. Despite the flat demand in recent years and future increase in capacity, the Company believes that the cruise industry should continue to represent an attractive growth segment of the leisure market.


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


     The Company seeks to position itself within the standard market to capture the first-time cruising passenger with list per diem rates for its Caribbean cruises that range from $158 - $251. In accordance with industry practice, such prices may be discounted by the Company. The Company believes that the Commodore name appeals to both first-time cruising passengers and repeat passengers due to its presence in the Gulf of Mexico, Caribbean and embarkation from the Port of New Orleans. The Port of New Orleans is a port offering many alternatives, particularly for those who prefer to drive, rather than fly, to begin their cruise vacation.


OPERATING STRATEGIES


     The Company believes that Old Commodore consistently delivered an innovative, value-oriented standard market cruise product. The Company seeks to maintain such standard by providing maximum value, emphasizing "old world" tradition and a friendly and informal atmosphere combined with value and service.


     Fleet configuration is a primary distinguishing variable in the cruise industry, differentiating competitors serving a common passenger base. The Company's vessels are older and smaller than those of most of its competitors. The Company believes that these smaller vessels enable it to provide value-oriented service and a more personalized maritime environment than the Company's giant vessel competitors. The Company believes that good service, coupled with a reputation for more personalized attention, enable the Company to command prices comparable to its competitors. Although the Company's older vessels will probably cost more to operate than new vessels, the Company believes that its cost savings in debt service payments will more than offset the higher maintenance and operating expenses. There can be no assurance, however, that the Company can operate its vessels profitably.


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

CRUISE OPERATIONS


     MARKETING AND PROMOTION. The Company has committed significant resources to marketing and promotion through advertising, public relations, and additional sales personnel. To enhance the Company's awareness in, and coverage of travel agents and consumer marketplaces, the Company employs a variety of complementary marketing and promotional programs incorporating media, direct marketing and sales aids, public relations, special events and strategic business alliances, with special emphasis on trade and consumer advertising. The Company has initiated an advertising campaign to reestablish its image as a provider of value-oriented cruises with high quality service at sea in a larger geographic region than Old Commodore has solicited in the past few years. This advertising campaign is based upon travel agent and consumer research and is placed in media reaching a wider audience than those historically employed. In the past, Old Commodore advertised mainly in the five-state area around Louisiana, including Texas. The Company's marketing plan extends such advertising to include additional states in which residents have historically purchased the most cruises.


     The Company focuses on consumer and trade advertising, particularly through the use of newspaper advertising. The Company believes that this media is equally effective in reaching both consumers and the travel agency trade. In addition, the Company places advertisements on radio stations and television. Developing strong cooperative marketing programs directly links travel agent marketing and promotional efforts to those of the Company.


     The Company places a strong emphasis on collateral development and distribution to key producing travel agents for the Company. The Company believes that detailed descriptions of the Company's ships, services, itineraries and activities, pre- and post-cruise land package opportunities and various elements of the product programs, are a significant factor in converting the initial interest of consumers into actual cruise sales. The Company uses direct marketing to target past passengers and various affinity organizations. The Company views past Commodore passengers and leisure travelers using travel organizations as persons with a high propensity to cruise with the Company. The Company also places travel trade advertising via the most popular trade publications, expanding the awareness of the Company's product and services.


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


     The Company's cruises, consistent with industry trends, are marketed to passengers via travel agents in the United States. Well informed travel agencies are therefore crucial to the Company's effort in maintaining and expanding its customer base. Accordingly, the Company places considerable emphasis on its contacts with travel agencies and fostering goodwill towards the Company's products, maximizing this efficient and productive relationship, although there can be no assurance that the Company will succeed in its efforts.


     REVENUES AND PASSENGER SERVICES. Reservations are taken by trained reservations sales agents on a computer and software system, capable of accepting reservations for a fleet of at least 10 vessels. The Company purchased this reservations system and software from EffJohn as part of the Commodore Assets. Staffing levels are maintained per industry standards to ensure that calls are taken promptly. Reservations are the first point of contact for most travel agents and, as such, play a key role in the sales process. A full- time staff of approximately 15 people assist agents in securing passenger reservations, arranging flights for air/sea passengers, coordinating ground transportation and pre- and post-cruise tour hotel packages.


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


     MARKET PRESENCE. The Company intends to continue to expand Commodore's image as an operator of value-oriented cruises in the standard market. The selection of a cruise line for travel agents and passengers depends upon the reputation of the line and recommendations. The Company believes that Commodore has a 29-year history of serving travel agents and passengers with friendly service and consistent quality. The Company believes that the Caribbean itinerary, intimacy and grace of "old world" service, combined with a Port of New Orleans embarkation are significant factors supporting a strong foundation for attracting passengers seeking an affordable cruise vacation product. The Company's choice of New Orleans as its point of embarkation will allow it access to passengers who might not otherwise choose to take a cruise. Although not considered a traditional cruise port, both the allure of New Orleans as a vacation destination, and the convenience for local residents make New Orleans an attractive alternative to Florida and New York based cruises. However, since Commodore provides one of only two regularly scheduled cruises from New Orleans, New Commodore will continue to devote significant resources to develop consumer awareness and acceptance.


     FACILITIES, ON-BOARD SERVICES AND PROGRAMS. The Enchanted Isle was originally constructed by Ingals Shipbuilding Corporation in the United States in 1958 and was most recently refurbished in 1994. The Enchanted Isle is designed to be a seagoing resort with restaurants, discotheques, movie theaters, libraries, reading rooms, full service communication facilities, jogging courses, aerobic classes, workout rooms, numerous bars, two pools, sun deck areas and deck activities. The Enchanted Isle has a complete casino with various gaming opportunities. Entertainment is provided nightly and includes shipboard productions of Broadway show tunes and Las Vegas-style revues, as well as performances by a variety of celebrity entertainers. In addition, all passengers may take shore excursions provided at various ports-of-call, including guided tours, visits to local attractions and free time to explore on their own. Although the Enchanted Isle may not be as modern, as large, or contain all the amenities of newer ships, the Company believes that it provides the type of cruise environment that its passengers expect.


     TICKET REVENUES. New Commodore's cruises are list-priced per person per day (based on double occupancy) from $158 to $251, excluding commissions to travel agents. The Company offers discounts, particularly during off-season periods, as is the practice in the industry. Prices vary depending on size and location of cabin and the time of year in which the trip occurs. The cruise price includes shipboard accommodations, use of all of the shipboard amenities and all meals.


     ON-BOARD AND OTHER REVENUES. Revenues onboard the Enchanted Isle are derived from certain on-board activities and services operated by the Company including, casino gambling, liquor sales in a variety of bars, restaurants, lounges and discotheques and shore excursions. Additional revenue is earned from pre- and post-cruise packages in each vessels' point of embarkation. The Company also earns concession revenue from sales at duty-free shops, gift shops, art auctions, the sale of photographs to passengers and from the beauty salon.


     COMPETITION. Competition in the industry in which the Company competes is intense. The Company competes with other cruise ship lines in the standard segment that offer the same type of products in several markets and land-based resorts, many of which have significantly greater financial resources and experience, and are more well known than the Company. The Company also competes for consumer disposable leisure time dollars with other vacation alternatives such as land based resort hotels and sight-seeing destinations, in addition to approximately 25 other cruise lines operating in the standard segment. In addition, public demand for such activities is influenced by general economic conditions. The Company operates in the Caribbean where its principal competitors are Carnival Cruise Lines, Royal Caribbean Cruise Lines, Norwegian Cruise Lines and Premier Cruise Line. However, the Enchanted Isle is currently one of only two regularly scheduled cruise vessels, including one Carnival Cruise Lines ship, that embarks passengers from the Port of New Orleans.


     According to CLIA, prior to the end of 1999, 15 additional ships (representing approximately 20,602 berths) will be placed in service by the Company's competitors and 14 additional ships (representing approximately 19,318 berths) will be placed in service by other cruise lines in the North American market. The number of ships which will be retired from service during the next two years cannot accurately be predicted. In addition, CLIA reported that cruise demand increased by 6.3% during 1996. While there can be no assurance that the cruise ship industry will not experience an imbalance between supply and demand following the introduction of such additional capacity, the aforementioned currently known level of capacity increases through 1997 is lower on a percentage increase basis than the industry experienced over the past 12 years.


     Competition in the standard cruise market is highly concentrated, with three companies accounting for an estimated 43% of the available berths. Recent statistics indicate that the large cruise lines are growing increasingly larger and running at full capacity while the smaller lines, such as the Company's, are forced to discount. The three largest cruise operators in the North American cruise industry are increasing market share by adding new vessels to their fleets. Various articles concerning the cruise line industry note that this trend is expected to continue for at least the next few years. If this trend continues, the Company's ability to compete with these larger operators may be substantially impaired.


THE JOINT VENTURE


     On October 30, 1995, the Company entered into the Agreement with Seawise establishing Sea-Comm. Pursuant to the Agreement, the Company purchased 50.005% of Sea-Comm's Common Stock, and 50% of Sea-Comm's Preferred Stock. Seawise purchased 49.995% of Sea-Comm's Common Stock and 50% of Sea-Comm's Preferred Stock.


     The purpose of Sea-Comm is to space charter the Universe Explorer to an entity who operates the Semester at Sea program, an educational program conducted by the Institute for Shipboard Education, a Delaware not-for-profit corporation ("ISE"), and the University of Pittsburgh. Seawise has a contract with the ISE pursuant to which it has operated the Semester at Sea program aboard its own vessel for the last 20 years. In addition, Sea-Comm will operate cruises to Alaska (the "Alaska Program") through World Explorer Cruises and Tours Inc. ("WEC") and Hemisphere Cruises & Tours, Inc. ("Hemisphere"), during summer periods when the Universe Explorer is not being used for the Semester at Sea program. Seawise is party to a tripartite agreement with WEC and Hemisphere pursuant to which it has operated the Alaska Program for 20 years (the "Alaska Agreement"). As part of the joint venture, Seawise has assigned its rights under the Alaska Agreement to Sea-Comm.


     Pursuant to the Agreement, the Company has chartered the Universe Explorer to Sea-Comm. Sea-Comm, in turn, has chartered the Universe Explorer to Seawise so that it may operate the Semester at Sea program exclusively aboard the vessel. In return for such charter, Seawise reimburses Sea-Comm for 76% of its operating costs, 100% of food costs and 76% of the principal and interest due on the portion of the Loan attributable to the Universe Explorer. Sea-Comm also earns revenue from the sale of the other 24% of the cabins on the vessel, which hold approximately 176 persons, to non-student passengers. Seawise has guaranteed the sale of tickets to 66 non-student passengers on each voyage at pre-determined rates during 1997. The number of guaranteed non-student passengers increases in subsequent years.


     During the summer when the Semester at Sea program is not operating, Sea-Comm operates the Universe Explorer under the Alaska Agreement. WEC enjoys certain permits issued by the U.S. Parks Service to cruise in the Glacier Bay, Alaska area. Pursuant to the Alaska Agreement, Sea-Comm will earn revenues from ticket sales for all cabins and pay fees to WEC and Hemisphere for providing certain services to Sea-Comm. Between the fall and spring semesters, Sea-Comm also operates Caribbean cruises and earns revenue in a similar manner to the Alaska Program.


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


     THE SEMESTER AT SEA PROGRAM. The Semester at Sea, which is administered by the ISE and academically sponsored by the University of Pittsburgh, is a program that takes approximately 500 - 650 students from colleges and universities across the United States and abroad around the world each fall and spring semester. Since 1963, over 29,000 students have studied and traveled to 60 countries around the world through this program. Seawise operated the Semester at Sea program for the first time aboard the Universe Explorer in the Spring of 1996. The first Semester at Sea voyage operated by Seawise sailed on February 3, 1996 on a 100-day around the world voyage with approximately 580 students. Semester at Sea gives students an opportunity to broaden their horizons through educated travel. Students travel around the world aboard the Universe Explorer and participate in a unique and dynamic learning environment. A limited number of "non-student passengers" also participate in each Semester at Sea voyage.


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


     THE ALASKA PROGRAM. Sea-Comm operated, in the summer of 1997 seven 14-day Alaska cruises onboard the Universe Explorer. An eighth cruise was planned but was canceled to allow time for various renovations to the vessel necessary for SOLAS compliance. See "Government Regulation." In the summer of 1996 Sea-Comm planned to operate one 7-day and three 14-day Alaska cruises onboard the Universe Explorer. On July 27, 1996 a fire broke out aboard the Universe Explorer resulting in the cancellation of the remainder of the 7 day cruise, the repatriation of all passengers and the cancellation of the first 14-day cruise. The ship returned to service on August 14, 1996 and operated two 14-day cruises. All Alaska cruises begin and end in Vancouver, British Columbia. Ports of call for the 7-day cruise are Ketchikan, Juneau, Wrangell, and Glacier Bay. The 14-day cruises call at the same ports as well as Sitka, Yakutat Bay/Hubbard Glacier, Seward, Skagway, and Victoria.

     WEC has been operating Alaska cruises for 20 years. The Company believes that Sea-Comm's operation of WEC's established program offers a unique opportunity to cruise to Alaska due to its unmatched educational seminars and over 40 optional shore excursions. Although the Alaska program is not part of the Semester at Sea program, the 15,000 volume library remains on board the Universe Explorer in place of a casino. The passengers are free to use the library to enhance the presentations by guest lecturers or simply to relax and enjoy a quiet place to read. Passengers are also offered unique presentations and educational lectures by guest professors and nature experts from around the world. These presentations provide information about the art, culture, geology and history of the ports-of-call and the region in general. The Company believes that Sea-Comm is the only operator of Alaska cruises that offers educational seminars in conjunction with a cruise experience.


     THE CARIBBEAN PROGRAM. Sea-Comm operated, in the winter of 1997 two 14-day Caribbean cruises onboard the Universe Explorer. These cruises began and ended in Nassau, Bahamas. Ports of call were Playa Del Carmen/Cozumel (Mexico), Puerto Cortes (Honduras), Puerto Limon (Costa Rica), Cristobal (Panama), Cartagena (Columbia) and Ocho Rios (Jamaica). In the winter of 1998, Sea-Comm will operate one 8-day Caribbean and one 14-day Caribbean cruise. These cruises will begin and end in Nassau, Bahamas. Ports of call for the 8-day cruise are Playa Del Carmen/Cozumel (Mexico), Grand Cayman (Cayman Islands) and Ocho Rios (Jamaica). Ports of call for the 14-day cruise are Ocho Rios (Jamaica), Cartagena (Columbia), a partial transit of the Panama Canal, Puerto Limon (Costa Rica) and Playa Del Carmen/Cozumel (Mexico).


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


     Seawise, on behalf of Sea-Comm, markets Semester at Sea voyages, primarily through the ISE, to non-student passengers through college alumni associations and other education-related groups. Of the 176 berths available for non-student passengers, Seawise guaranteed that it would procure at least 66 non-student passengers for each voyage during 1997 at pre-set rates. This number will increase in subsequent years.


     With respect to the Alaska and Caribbean programs, WEC markets its cruises through travel agents, and, in general, through the same avenues that the Company markets its Caribbean cruises. WEC's cruise experience can be differentiated from that of its competitors both based on the length of the cruise and on its focus. Although WEC's cruises feature all of the cuisine, entertainment and services that cruise passenger have come to expect, they offer a unique educational undercurrent, which WEC promotes as a unique adventure for the body and soul. The Universe Explorer features an extensive library in place of the casino and allows passengers to study the ports the ship visits in depth if they so desire.


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


     During the months when the Universe Explorer sails on its Alaska or Caribbean itinerary, it is easily transformed back into a luxury cruise chip. Classrooms are restored to lounges and dining areas, and the crew resumes formal meals, maid service and room service. In addition, the ship features all of the amenities and entertainment offered by the Company's other Cruise Ship, the Enchanted Isle, except for casino gambling. Even during the Alaska or Caribbean programs, the Universe Explorer retains its substantial library offering passengers the opportunity to learn all about the ports they will visit during their voyage.


     TICKET REVENUES. The cost of Semester at Sea tuition ranges from $12,980 to $14,980 for standard accommodations during the full semesters. Such rates are per person and include tuition, passage fare, room, board, and student fees. Travel to and from ports of embarkation and debarkation, text books, in-country travel, personal expenses and incidental fees are additional. Financial aid is available to some students. Because the Semester at Sea is operated by Seawise, neither the Company nor Sea-Comm earn revenue from student ticket sales. Sea-Comm does, however, earn revenue from ticket sales to non-student passengers.


     WEC's Alaska cruises are list-priced per person (based on double occupancy) from $1,895 to $3,595 for its 14-day cruises and from $1,050 to $1,795 for its 7-day cruise, excluding commissions to travel agents, which will be paid by Sea-Comm. WEC's Caribbean cruises are list-priced per person (based on double occupancy) from $1,445 to $3,095 for its 14-day cruise and from $825 to $1,770 for its 8-day cruise, excluding commissions to travel agents, which will be paid by Sea-Comm. Prices vary depending on size and location of cabin. The cruise price includes shipboard accommodations, use of all the shipboard amenities and all meals.


     ON-BOARD AND OTHER REVENUES. Sea-Comm earns revenues from the Universe Explorer during the Semester at Sea program from beverage and snack bar sales and miscellaneous services. While the vessel is used in the Alaska and Caribbean programs, Sea-Comm earns on-board revenue from certain on-board activities and services including beverage sales in a variety of bars, restaurants and lounges, and shore excursions. Additional concession revenue is earned from gift shop sales, beauty salon and the sale of photographs to passengers.


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


SHIP MAINTENANCE AND OPERATION


     In addition to routine maintenance and repairs performed on an ongoing basis, a vessel is generally taken out of service once every two or three years for a period ranging from one to two weeks, during which time more substantial maintenance work, repairs and improvements are performed in drydock. The Universe Explorer was last taken out of service for maintenance in June 1997 and the Enchanted Isle was last taken out of service for maintenance in October 1997. This work typically is performed during non-peak periods to minimize disruption of the Company's operations and any adverse effect on revenues. To the extent practicable, the ship's crew, catering and hotel staff remain with the ship during such period and assist in performing maintenance and repair work.


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


EMPLOYEES


     The Company employs approximately 574 people, of whom approximately 524 serve as officers and crew on the Cruise Ships and approximately 50 are employed shoreside in various sales and marketing, as well as administrative and management positions. Pursuant to the terms of the Commodore Acquisition, the Company renewed Old Commodore's contract with the employees who work aboard the Enchanted Isle and Universe Explorer for three month renewable terms.


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


     The Company believes that it is in compliance with all regulations applicable to the Cruise Ships and has the licenses necessary to conduct its business, however, there can be no assurance thereof. From time to time, legislation and proposed regulations have been introduced which could have an impact upon the Company's operations. During recent years, the International Convention on Safety of Life at Sea ("SOLAS") was amended and requires that most passenger vessels, not fitted with sprinkler systems, install such systems and other safety arrangements, including the addition of smoke detector systems, low-location lighting and enclosed escape stairwells by October 1997. In the event a vessel meets certain requirements under SOLAS as amended through 1974, but without reference to any subsequent amendments thereto ("SOLAS 1974"), it will not be required to be fitted with a sprinkler system and other safety equipment until on or before October 1, 2005. The Cruise Ships are not currently fitted with any sprinkler systems and comply with the SOLAS 1974 requirements, and thus the Company will not have to fit them with sprinkler systems and other safety equipment until 2005. The Cruise Ships' classification societies and the Directorate of Consular and Maritime Affairs of the ships' Flag State (Panama) have confirmed that the Cruise Ships meet the SOLAS 1974 requirements. The cost of installation of sprinkler systems was estimated to be approximately $3,000,000 per vessel, however with the deadline extended until October 1, 2005 the Company expects to revise its estimate downward but is unable at present to revise its estimate. The Company installed on both the Universe Explorer and the Enchanted Isle the systems and safety arrangements (other than sprinkler systems) required by SOLAS in June 1997 and October 1997, respectively. The Company will carry out additional work to the Universe Explorer in January 1998, estimated to cost approximately $400,000, in order to have that vessel in full compliance with U.S. Coast Guard interpretations of the SOLAS requirements as well.


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


ITEM 2. DESCRIPTION OF PROPERTIES


     New Commodore subleases from EffJohn, on a pass through basis, approximately 14,194 square feet of office space in Hollywood, Florida. The sublease terminates in June 2000. The Company uses such space for its administrative and management operations. The Company has subleased, to an unaffiliated third party, approximately 4,100 square feet of office space, at a price of $12.00 per square foot until June 2000. The annual lease payment of approximately $14.44 per square foot does not include taxes, utilities, or certain other operating costs. The base rent will increase by 4% each year during the term of the lease. Taxes, utilities and operating costs amount to approximately an additional $8.82 per square foot.


     The Company also pays a portion of the rent for office space in Miami, Florida and New York, New York used by its Chairman and Chief Executive Officer, respectively. The aggregate amount of such rent for fiscal 1997 was approximately $64,000.


     The Company also utilizes a pier at the Port of New Orleans, pursuant to a written agreement, from which one of its Cruise Ships departs, and port facilities at various Caribbean locations, pursuant to oral agreements with the respective authorities, as is the custom in the Caribbean. The agreement with the Port of New Orleans, which was assigned to the Company by Old Commodore, permits the Company to operate a vessel from New Orleans for six years commencing October, 1992. The Company has priority use of the terminal on weekends. In the event the Company does not complete 300 sailings during such period (or 50 sailings per year), the Company may extend the agreement for one year, pay a predetermined cancellation fee, or place another vessel in service in New Orleans. No assurance can be given that the Company will be able to continue to use the port of New Orleans or its Caribbean ports, or that the Company will be able to locate acceptable substitute ports.

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


     The Company is subject to claims and suits in the ordinary course of its business, including those arising from personal injury to its passengers. The Company believes that it has obtained insurance in the proper types and amounts to cover such claims.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


     None.


OPTIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table sets forth as of December 17, 1997 certain information regarding the executive officers of the Company. All executive officers serve in their respective positions until their successors are appointed.


NAME                    AGE    POSITION AND PRINCIPAL BUSINESS EXPERIENCE
--------------------   -----   --------------------------------------------------------------------------
Jeffrey I. Binder       51     Chairman of the Board since 1995; Chairman of the Board and a director of Tel-Med, a publicly traded company which develops medical products and provides medical related services, since 1991; Chairman of the Board and a director of H.P. America, Inc., a privately traded holding company which owns health maintenance organizations and medical practice companies, since 1995; Chairman of the Board and a director of JeMJ Financial Services, Inc., a private holding company since 1989; President and a director of Sector Associates, Ltd., a public company engaged in the furniture retail business, from 1989 until 1993.
Frederick A. Mayer      63     Vice Chairman of the Board and Chief Executive Officer since 1995;
                               Co-founder and Vice Chairman of Regency Cruises Inc. ("Regency")
                               between 1985 and April 1995; President of Exprinter International
                               USA, a travel organization, between 1955 and 1995; Chairman of the
                               Board and President of Marmara Marine, Inc. which owns the S/S
                               United States, since 1992. In November 1995, Regency filed for Chapter
                               11 bankruptcy protection.
James R. Sullivan       60     President since 1995; President of the Sullivan Group, a marketing consulting company, from 1993 to 1995; Senior Vice President, Director of Cunard Line Ltd.'s ("Cunard") Eastern Hemisphere from 1989 to
                               1993; Senior Vice President of Sales and Marketing for Cunard from
                               1981 to 1989; Vice President of Sales for Cunard from 1977 to 1981;
                               Vice President of Marketing and Sales for Cunard's hotel division from
                               1973 to 1977.
Alan Pritzker           43     Chief Financial Officer since 1995; Senior Vice President of Regency from 1989 to May 1995; Controller of Regency from 1985 to 1989. In
                               November 1995 Regency filed for Chapter 11 bankruptcy protection.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Common Stock of the Company is traded on the Nasdaq National Market ("NNM") under the symbol CCLNF.


PRICE RANGE OF SECURITIES


     The following table reflects the high and low closing bid prices for the Company's Common Stock during each quarter between July 16, 1996, when the Company' s securities were first quoted on NNM, and September 30, 1997. Such quotations represent inter-dealer prices, without retail mark-up or mark-down or commission, and may not necessarily represent actual transactions.



                                         COMMON STOCK
                                       -----------------
FISCAL YEAR                QUARTERS      HIGH      LOW
-----------------------   ----------   --------   ------
                 1996     Fourth       6 3/4      2 1/2
                 1997     First        4 1/4      2 1/4
                          Second       4 5/8      2 1/4
                          Third        3 13/32    2
                          Fourth       3 1/16     2 1/16

     As of December 17, 1997 there were 87 record holders of the Company's Common Stock and approximately 1,100 beneficial owners of the Company's Common Stock. The closing bid price for the Common Stock on that day was $3.19.


DIVIDENDS


     The Company has not declared any dividends on its Common Stock since its inception, and has no present intention of paying any dividends on its Common Stock in the foreseeable future. Pursuant to the terms of the Series A Preference Shares, the Company is required to pay the holders of the Series A Preference Shares a cumulative dividend equal to 7% per annum before it may pay dividends on the Common Stock. In addition, pursuant to the terms of the Loan, the Company is prohibited from paying more than 50% of its net profits as dividends on its Common Stock.


     As part of the consideration for the sale of the Commodore Assets, EffJohn received 1,000,000 Series A Preference Shares at an agreed value of $4.00 per share. See "Item 1. Business--the Commodore Acquisition." The cash portion of the dividend is limited to 10% of the Company's net profits for such year. The remaining portion of the dividend, if any, is payable in Series A Preference Shares based on a value of $4.00 per share. In fiscal years 1997 and 1996, the Company paid a dividend to the holders of its Series A Preference Shares of $200,949 and $31,153 in cash and 20,251 and 6,979 Series A Preference Shares, respectively.


OFFERING


     On July 16, 1996 the U.S. Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (No. 333-01270), which represented the Company's initial public offering of securities. After exercise of the over-allotment option, the Company's initial public offering (the "Offering") consisted of 650,000 Units (the "Units") which were sold for $4.60 per Unit. Each Unit consisted of one share of the Company's Common Stock and one warrant (the "Warrant"), which entitles the holder to purchase one-half share of Common Stock at a price of $6.00 per share. The underwriter for the Offering was First Hanover Securities, Inc.


     In connection with the Offering, the Company incurred expenses of approximately $1,300,000 (approximately $378,000 were paid prior to the effective date of the Offering and approximately $922,000 were paid after completion of the Offering). The Company did not make any payments for expenses, directly or indirectly, to directors or officers of the Company. From the net proceeds of approximately $2,118,000, the Company used approximately $1,759,000 for improvements to vessels and approximately $359,000 for the purchase and installation of machinery and equipment. None of the proceeds of the Offering were paid to officers, directors or persons owning more than 10% of any class of securities of the Company.

ITEM 6. SELECTED FINANCIAL DATA


     The following is a summary of the Company's financial information extracted from the indicated year-end audited Combined or Consolidated Financial Statements of the S/S Enchanted Seas and the S/S Enchanted Isle, operating units of EffJohn (the "Predecessor"), and the Company, and is qualified in its entirety by the detailed financial information appearing in the Combined and Consolidated Financial Statements and the Notes thereto included in Item 14 herein.



                                                 PREDECESSOR          THE COMPANY      PRO FORMA           THE COMPANY
                                                    YEARS             PERIOD ENDED    YEAR ENDED      YEARS ENDED SEPTEMBER
                                               ENDED DECEMBER 31,    SEPTEMBER 30,   SEPTEMBER 30,              30,
                                            ------------------------ --------------- --------------- ------------------------
                                              1993        1994          1995(2)         1995(1)        1996       1997
                                            ----------- ------------ --------------- --------------- ----------- ------------
                                                                                      (UNAUDITED)
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenues  ...........................  $ 45,650    $ 41,860       $  7,256       $   35,075     $ 47,817    $  56,321
Operating expenses ........................    34,265      28,527          4,941           33,337       35,490       44,484
Selling & administrative expenses .........     6,833       6,484          1,664            9,899        7,238        7,513
Depreciation and amortization  ............     4,903       3,599            198            1,693        1,614        2,108
Interest Expense, net .....................     1,682       1,294            133            1,933        1,266        1,359
Write-off of goodwill .....................     6,023          --             --               --           --
Other Income ..............................        --          --             --               --          341            6
Loss on Vessel Fire   .....................        --       1,367             --            1,367          397           --
Minority interest share of (loss) earnings
 of consolidated joint venture ............        --          --             --               --         (143)       1,420
Net earnings (loss) before tax ............    (8,056)        589            320          (13,154)       2,009        2,283
Provision for taxes   .....................        --          --              8               --           --           --
Net earnings (loss) before
 preferred stock dividend   ...............    (8,056)        589            312          (13,154)       2,009        2,283
Provision for preferred stock dividend  ...        --          --             60              280          280          280
Net earnings (loss) available for
 Common Stockholders  .....................  $ (8,056)   $    589       $    252       $  (13,434)    $  1,729    $   2,003
Net earnings (loss) per share(3)(4)  ......        --          --       $   0.06       $    (2.59)    $   0.34    $    0.35
Average shares outstanding (000's)   ......                                4,378            5,185        5,440        5,802
OPERATING DATA (UNAUDITED):
Sailings  .................................        64          53             11               64           56           63
Traffic days(5) ...........................       466         371             77              444          569          690
Passenger days(6)  ........................   316,157     271,075         53,221          271,171      384,638      479,386
Load factor(7)  ...........................     92.67%     100.22%         94.81%           83.78%       92.66%       95.30%
BALANCE SHEET DATA:
Property and equipment, net of
 depreciation   ...........................              $ 37,565       $ 33,085                      $ 36,147    $  37,193
Total assets ..............................              $ 40,232       $ 44,097                      $ 53,285    $  53,118
Total borrowings   ........................              $ 30,020       $ 24,500                      $ 24,239    $  21,230
Total stockholders' equity (deficit) ......              $ (5,585)      $ 12,519                      $ 16,196    $  18,341

---------------
(1) Assumes the Commodore Acquisition occurred on October 1, 1994.
(2) Such period begins April 13, 1995 (date of inception) and ends on September 30, 1995; however, the Company commenced cruise operations July 15, 1995, immediately following the Commodore Closing.
(3) Net earnings (loss) per common equivalent share is based upon the weighted average number of shares and equivalents outstanding during each period after giving effect for dividends on the Series A Preference Shares.
(4) Earnings per share does not apply to fiscal years 1993-1994 because during such periods the Predecessor was an operating unit of EffJohn
    International B.V.
(5) Represents the number of sailings, multiplied by the number of days per cruise.
(6) Represents the number of passengers, multiplied by the number of days of their respective cruises.
(7) In accordance with cruise industry practice, total capacity is calculated based on double occupancy per cabin even though some cabins accommodate three or four passengers. A percentage in excess of 100% indicates that more than two passengers occupied some cabins. Because the Universe Explorer is space chartered to Seawise during the majority of the year for the Semester-at-Sea program, the load factor during these sailings is not as material to the Company as it is during normal cruise operations. The Company has computed the load factor for the Semester at Sea voyages by including all passengers, including university staff and faculty, as well as student and adult participants.

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


     With respect to the Company's cruise operations, the Company earns revenues primarily from: (i) the sale of passenger tickets, which include accommodations, meals, substantially all shipboard activities, and airfare and hotel packages, if applicable; and (ii) the sale of goods and services on board the Cruise Ships including, but not limited to, casino gambling (Enchanted Isle only), liquor sales and concession income.


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


     With respect to Sea-Comm's operations, the Company earns revenue primarily from reimbursements from Sea-Comm for all operating costs, food costs and all of the principal and interest due on the portion of the Loan attributable to the Universe Explorer during the approximately 320 days each year the vessel is used in the Semester at Sea and Alaska programs. As the majority owner of Sea-Comm, the Company includes all of Sea-Comm's revenues and expenses in its consolidated financial statements and makes an appropriate entry to account for the minority interest of its partner. Because the Semester at Sea program is operated by Seawise pursuant to a charter, the income and losses of the Semester at Sea program are substantially realized by Seawise, not Sea-Comm. With respect to the Alaska and Caribbean WEC programs, however, all income and losses are borne by Sea-Comm.

     The following table presents statements of operations data as a percentage of total revenues:



                                                                                               THE COMPANY
                                              PREDECESSOR           THE COMPANY            FOR THE YEAR ENDED
                                            AND THE COMPANY        FOR THE PERIOD             SEPTEMBER 30,
                                               PRO FORMA               ENDED           ---------------------------
                                           SEPTEMBER 30, 1995    SEPTEMBER 30, 1995      1996          1997
                                           -------------------   -------------------   ------------   ------------
Revenues  ..............................         100.00%               100.00%            100.00%        100.00%
Expenses:
 Operating   ...........................          95.1 %                68.2 %             74.2 %         79.0 %
 Selling and Administrative ............          28.2 %                22.9 %             15.1 %         13.3 %
 Depreciation and Amortization .........           4.8 %                 2.7 %              3.4 %          3.8 %
Loss on Vessel Fire (1)  ...............           3.9 %                   --                 --             --
                                                 ------                ------             ------         ------
  Total   ..............................         132.0 %                93.8 %             92.7 %         96.1 %
Operating Income (loss)  ...............         (32.0 %)                6.2 %              7.3 %          3.9 %
Other Income (Expense)   ...............         ( 5.5 %)              ( 1.8 %)           ( 3.1 %)         0.1 %
Net Earnings (Loss) before Provision for
  Preferred Stock Dividend  ............         (37.5 %)                4.4 %              4.2 %          4.1 %
                                                 ======                ======             ======         ======

----------------
(1) The Company has included the fiscal 1996 loss from the fire on the Universe Explorer as other income (expense).


     Due to its New Orleans point of embarkation, the Company's revenues are more seasonal than other cruises with similar itineraries that depart from Florida ports. The greatest demand for the Company's cruises occurs in June through August, and demand from February through May and November through December is also very good. The Company's slowest months are January, September and October.


     The Company's operations began on July 15, 1995, following the Commodore Closing. For the two and one-half months ended September 30, 1995, revenues from the operation of one cruise vessel were $7,256,000 including charter cancellation fees of $425,000. In January 1996, the Company placed its second vessel into service. As a result, for the year ended September 30, 1997, revenues from the operation of two cruise vessels increased to $47,817,000, which included charter cancellation fees of $425,000.


     The Company's fiscal year ends on September 30. The pro forma 1995 fiscal year includes results of operations of the Predecessor from October 1, 1994 until July 14, 1995, and those of the Company for the balance of such fiscal year. Old Commodore operated two vessels during the 1995 fiscal year. Old Commodore operated the Enchanted Seas primarily on the New Orleans itinerary during fiscal 1995 and placed this vessel in drydock just prior to the Commodore Closing. Concurrently therewith, Old Commodore placed the Enchanted Isle on the New Orleans itinerary.


     Old Commodore also operated the Enchanted Isle for 73 days on a Barbados itinerary during the 1995 fiscal year. The Company, however, operated only one vessel on the New Orleans itinerary during its 1995 fiscal year. However, Old Commodore operated up to five ships during the period since January 1, 1993. As a result, administration and marketing expenses were commingled and have been allocated to the Predecessor based on the number of traffic days of all of Old Commodore's ships. This may not be indicative of actual expenses which would have been incurred in connection with the operation of one ship by the Company.



RESULTS OF OPERATIONS


YEAR ENDED SEPTEMBER 30, 1997, COMPARED TO YEAR ENDED SEPTEMBER 30, 1996


     Revenues increased by $8,504,287, or 17.8%, for fiscal 1997 compared to fiscal 1996, primarily due to the number of ships operated each month by the Company during these periods. During fiscal 1997, the Company operated for approximately 23 ship-months as compared to approximately 20 ship-months for fiscal 1996. "Ship-months" are the aggregate number of months in which the Company's ships operated during a fiscal year. Revenues also increased during fiscal 1997 due to the Company's operation of the Alaska program for a total of 98 days during fiscal 1997, which generated greater revenues than the summer Semester at Sea voyage (57 days) and Alaska program (32 days) operated in fiscal 1996. Despite this increase, the load factors for the Alaska program declined from approximately 100% in fiscal 1996 to approximately 75% in fiscal 1997. Finally, the Company has experienced greater load factors during fiscal 1997 on its New Orleans itinerary than in fiscal 1996. The increased loads yielded higher revenues.

     The Company's operating expenses increased by $8,994,467, or 25.3%, in fiscal 1997 compared to fiscal 1996. This increase was due to increased traffic and passenger days in fiscal 1997, and lower load factors and relatively higher operating costs for the Alaska and Caribbean programs, which offers luxury cruise cuisine and luxury cabin services. As a percentage of revenue, operating expenses represented 79.0% of revenues in fiscal 1997, as compared to 74.2% of revenue in fiscal 1996. As a result of the prepaid drydock costs incurred in fiscal 1996, the amortization of these costs resulted in higher operating costs of $1,283,269 in fiscal 1997 versus $804,678 in fiscal 1996.

     Marketing, selling and administrative expenses increased by $275,286, or 3.8%, in fiscal 1997 compared to fiscal 1996. The higher expenses were due to the Company operating more WEC Alaska and Caribbean cruises during fiscal 1997 than in fiscal 1996 which resulted in higher marketing costs for the Company than it incurred when the Semester at Sea program operated its summer semester. Such increase was partially offset by lower marketing costs for the Company's New Orleans itinerary.

     Depreciation and amortization increased by $494,578, or 30.7%, in fiscal 1997 compared to fiscal 1996, due to the additional capital expenditures incurred by the Company in conjunction with meeting its SOLAS requirements on the two vessels as well as a full year of depreciation on the Universe Explorer which was in operation for approximately 8 months in fiscal 1996 versus 11 months in fiscal 1997. Interest expense, net, increased by $92,429 or 7.3% from fiscal 1996 to fiscal 1997 due to the Company's capitalization, in fiscal 1996, of approximately 3.5 months of interest incurred with respect to the Universe Explorer, which had not yet been placed in service.

     Seawise's interest in the Company's Sea-Comm joint venture is reflected in the $1,420,154 and $(143,023) line item for "Minority interest share in loss (earnings) of consolidated joint venture" for fiscal 1997 and 1996 respectively. Sea-Comm lost $2,840,592 during fiscal 1997 as compared to net earnings of $286,074 in fiscal 1996. This loss was due primarily to the decreased load factors during the WEC programs operated by Sea-Comm in fiscal 1997. As a result of losses sustained during the Caribbean and Alaska programs, Seawise, through its minority interest, absorbs approximately 50% of the Company's loss on these programs.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which changes the method for reporting earnings per share. The statement is effective for financial statement periods ending after December 15, 1997. The Company has not determined the impact, if any, of adopting the new standard.

YEAR ENDED SEPTEMBER 30, 1996, COMPARED TO PRO-FORMA YEAR ENDED SEPTEMBER 30,
1995

     Revenues increased by $12,742,117, or 36.3%, for fiscal 1996 compared to proforma 1995, primarily due to the number of ships operated each month by the Company compared to the predecessor. During fiscal 1996, the Company operated for approximately 20 ship-months as compared to approximately 15 ship-months for the Predecessor during proforma 1995. "Ship-months" are the aggregate number of months in which the Company's ships operated during a fiscal year. Revenues also increased during fiscal 1996 due to the Company's operation of the Semester at Sea and Alaska programs, which generated greater revenues than the Predecessor's short-lived Barbados itinerary, which was deemed a failure. Finally, the Company has experienced greater load factors during fiscal 1996 on its New Orleans itinerary than did the Predecessor in proforma 1995. The increased loads yielded higher revenues.

     The Company's operating expenses increased by $2,153,117, or 6.5%, in fiscal 1996 compared to proforma 1995. This increase was due to increased revenues in fiscal 1996, the termination of Old Commodore's Barbados itinerary, which operated for only 73 days in proforma 1995, and the relatively lower operating costs for the Semester at Sea program, which does not offer luxury cruise cuisine or luxury cabin services. As a percentage of revenue, operating expenses represented 74.2% of revenues in fiscal 1996, as compared to 95.1% of revenue in proforma 1995. This decline of expenses as a percentage of revenue illustrates the relatively lower operating expenses of the Semester-at-Sea program as compared to luxury cruise service provided by the Predecessor during proforma 1995, as well as the increased cost of food and services that the Predecessor incurred while operating the Barbados itinerary, compared to the cost for similar products and services in New Orleans.


     Marketing, selling and administrative expenses decreased by $2,660,438, or 26.9%, in fiscal 1996 compared to proforma 1995. The higher expenses which the Predecessor incurred in proforma 1995 related primarily to the termination of the Barbados itinerary, the additional cost of airfare for cruise passengers to Barbados, and the termination of Old Commodore's cruise operations in conjunction with the Commodore Acquisition.


     Depreciation and amortization decreased by $79,591, or 4.7%, in fiscal 1996 compared to proforma 1995, due to the difference in cost basis of the assets acquired by the Company as compared to Old Commodore. Interest expense, net, decreased by $667,200 or 34.5% from proforma 1995 to fiscal 1996 due to the Company's capitalization of approximately 3.5 months of interest incurred with respect to the Universe Explorer, which was not yet placed in service.


     Seawise's interest in the Company's Sea-Comm joint venture is reflected in the $143,023 line item for "Minority interest in earnings of consolidated joint venture." The Sea-Comm joint venture was formed in fiscal 1996; consequently, no comparable line item exists for proforma 1995.


LIQUIDITY AND CAPITAL RESOURCES


     The Company's working capital deficiency was $7,987,670 and $2,831,658 at September 30, 1997 and 1996, respectively. The Company's working capital deficiency at September 30, 1997 and 1996 was primarily due to the inclusion, in non-current assets, of a $4,629,000 deposit securing the Company's FMC bond. The corresponding liability, customer deposits, which was $5,674,811 and $5,839,360 at September 30, 1997 and 1996 respectively, is included in current liabilities. The decrease in the Company's working capital, in fiscal 1997, was also due to the increase in the current portion of long-term debt from $2,277,095 in fiscal 1996 to $4,392,408 in fiscal 1997. The Company also received working capital from the proceeds of its public offering in 1996 and its private offering in 1995.


     Cash flows from operations provided $6,802,564, $3,467,649 and $661,137, for fiscal 1997, 1996 and 1995, respectively. Cash flows for fiscal 1997 consisted primarily of decreases in restricted cash, due to a change in credit card processor, and collection of a large portion of the insurance claim receivable as well as increases in prepaid expenses, accounts payable and accrued liabilities.


     At September 30, 1997, the Company owed $21,229,990 to the Lender in connection with the Commodore Acquisition. The Loan is secured by substantially all of the assets of New Commodore, including preferred ships mortgages on both Cruise Ships, and bears interest at LIBOR plus 2%. In January 1997 the Company and the Lender amended the Loan to provide for monthly payments of interest and principal for the duration of the Loan. In the event that the Company is required to withhold income tax on any amounts due to the Lender, the Company has agreed to pay the required amount to be withheld and pay the Lender the full amount of interest due under its agreements with the Company.


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


     On July 27, 1996, the Universe Explorer had a fire on-board, which resulted in the death of five crew members and loss of revenues during the 17-day period the ship was out of service. The majority of the losses by the passengers and crew, damage to the hull and machinery of the vessel and loss of hire is covered by the Company's insurance policies, subject to applicable deductibles. As a result, as of September 30, 1997 and 1996 the Company had an insurance receivable balance of $305,038 and $2,470,525, respectively.
The Company expects to collect the balance of the receivable in fiscal 1998.

     The Universe Explorer was in drydock in the third quarter of fiscal 1997 to effect the necessary repairs and modifications to comply with the SOLAS requirements for the vessel. The Enchanted Isle was sent to drydock, for similar modifications, during the beginning of fiscal 1998. The Company will carry out additional work to the Universe Explorer in January 1998, estimated to cost approximately $400,000, in order to have that vessel in full compliance with U.S. Coast Guard interpretations of the SOLAS requirements as well.


     During fiscal 1998, the Company plans to make certain capital improvements to each of the Cruise Ships. These improvements, some of which have already been completed, are expected to cost approximately $2.8 million. The Company had accrued approximately $765,000 at September 30, 1997 toward such improvements. The Company intends to fund these costs from cash from operations.


     During fiscal 1998, the Company will also continue to explore the possible acquisition of additional vessels. In this regard, in November 1996, the Company commenced a private offering (the "Private Offering") of up to $3.8 million in principal amount of 7% convertible debentures (the "Debentures"). The Company is offering the Debentures for sale on a "best efforts basis" directly and through certain selected broker-dealers at a purchase price equal to 80% of the face value of such Debentures. The Debentures are convertible into shares of Common Stock of the Company at the option of the holder thereof based on the average closing sale price of the Common Stock for the five trading days immediately prior to conversion, but in no event less than $3.131 or more than $4.00 per share. The Debentures are also convertible at the option of the Company, provided the Common Stock trades above a certain price for a specified period. The Company has agreed to register the shares of Common Stock issuable upon conversion of the Debentures, under the Securities Act of 1933, as amended (the "Securities Act"). As of December 17, 1997, the Company had closed on subscriptions for $1,975,000 in Debentures, which generated approximately $1,400,000 in proceeds to the Company after deducting brokerage commissions and expenses of the Private Offering. The Debentures being offered will not be or have not been registered under the Securities Act and are being offered pursuant to the exemption from registration afforded by Regulation D under the Securities Act.


     The Company plans to apply the proceeds from the Private Offering towards the purchase of additional vessels and for general working capital purposes. The Company is currently in preliminary negotiations regarding the purchase of several different vessels and has not yet reached an agreement in principle regarding the purchase of any specific vessel. In the event the Company reaches such an agreement, it anticipates that such purchase will require additional debt or equity financing, which the Company will attempt to procure at such time.


     The Company's net income is largely exempt from United States income taxes pursuant to the terms of a certain international shipping exemption. Such exemption requires, among other things, that 80% of the value of the Company's capital stock be traded on certain securities exchanges or markets. At present, the Company believes that it meets the requirements of such exemption because its Common Stock is traded on the NNM. Whether the Company meets the 80% requirement, however, also depends on the value of the Company's Common Stock compared to the value of the Series A Preference Shares, which are not traded on NNM and cannot be included in the 80% determination. In the event the value of the Common Stock should decline, the Company could become ineligible for the international shipping exemption, which would cause its income to be subject to United States income taxes. Such an event would have a material adverse effect on the Company. As part of the Private Offering, the Company has agreed to register the Common Stock into which the Debentures are convertible. As a result, the Company believes that many of the holders of the Debentures will convert their Debentures into Common Stock. Such additional issuances of Common Stock should assist the Company in continuing to meet the requirements of the international shipping exemption.


INFLATION


     The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     See Item 14(a) hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information concerning the directors of the Company set forth under the caption "Election of Directors" in the definitive Proxy Statement of the Company for its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") is incorporated herein by reference.


     Information concerning the executive officers of the Company is included in Part I herein under the caption "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION


     The information set forth in the 1998 Proxy Statement under the caption "Compensation of Officers" and "Board of Directors--Compensation" is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The information set forth under the caption "Principal Stockholders and Security Ownership of Management" in the 1998 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information set forth under the caption "Transactions with Management and Others" in the 1998 Proxy Statement is incorporated herein by reference.



                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1. Financial Statements


     See "Index to Financial Statements" on Page F-1.


     2. Financial Statement Schedules


     All schedules have been omitted because they are not applicable or the required information is shown in the financial statements herein.


(b) Reports on Form 8-K


     No reports on Form 8-K were filed during the fourth quarter of Fiscal
1997.

(c) Exhibits


 EXHIBIT
NUMBER                                        DESCRIPTION OF EXHIBIT
--------   --------------------------------------------------------------------------------------------
 3a        Memorandum of Association of the Company, as amended *
 3b        Bye-Laws *
 4a        Form of Common Stock Certificate ***
 4b        Series A Preference Share Terms **
 4c        Form of Warrant Certificate **
 4d        Form of Warrant Agent Agreement **
 4e        Form of Underwriter's Warrant Agreement **
10a        Employment Agreement dated May 3, 1995 between the Company and Jeffrey I. Binder *
10b        Employment Agreement dated May 3, 1995 between New Commodore and Frederick A.
           Mayer, as amended *
10c        Employment Agreement dated May 3, 1995 between New Commodore and James R.
           Sullivan, as amended *
10d        Employment Agreement dated May 3, 1995 between New Commodore and Alan Pritzker, as amended *
10e        USD$ 24,000,000 Loan Facility Agreement, dated July 14, 1995 among the Lender, Almira,
           Azure, New Commodore and the Company *
10f        Agreement for the Sale and Purchase of the Business and Assets of Old Commodore dated
           April 29, 1995 between Old Commodore, EffJohn and New Commodore *
10g        Master Agreement dated May 28, 1995 between EffJohn, BCS, ACS, Old Commodore, New
           Commodore and the Company *
10h        1995 Stock Option Plan *
10i        Joint Venture Agreement dated October 30, 1995 between the Company, Seawise and
           Sea-Comm *
10j        Management Services Agreement dated July 5, 1995 between New Commodore and IMC **
10k        Sublease for Office Space at 4000 Hollywood Boulevard dated June 30, 1995 between
           EffJohn and New Commodore **
10l        Software Agreement between Reservations Technology, Inc. and New Commodore **
10m        Sublease of computer equipment and software between Old Commodore and New
           Commodore (IBM Sublease) **
10n        Assignment of Financing and Berthing Agreement dated June 29, 1995 between New
           Commodore and Old Commodore as consented to by the Board of Commissioners of the
           Port of New Orleans **
10o        Warrant Certificate for 250,000 Shares of Common Stock of the Company dated July 14,
           1995 in favor of JeMJ Financial Services, Inc. **
10p        Warrant Certificate for 250,000 Shares of Common Stock of the Company dated July 14,
           1995 in favor of Jeffrey and Rosalie Binder **
10q        Warrant Certificate for 250,000 shares of Common Stock of the Company dated October 30,
           1995 in favor of Seawise **
10r        First Priority Panamanian Mortgage on the Enchanted Seas dated July 14, 1995 between
           Azure and the Lender **
10s        First Priority Panamanian Mortgage on the Enchanted Isle dated July 14, 1995 between
           Almira and the Lender **
10t        First Priority Charge over the shares of Azure dated July 14, 1995 between the Lender and
           New Commodore **
10u        First Priority Charge over the shares of Almira dated July 14, 1995 between the Lender and
           New Commodore **
10v        First Priority Tripartite Deed in respect of the Enchanted Seas dated July 14, 1995 between the Azure, New Commodore and the Lender **
10w        First Priority Tripartite Deed in respect of the Enchanted Isle dated July 14, 1995 between the Almira, New Commodore and the Lender **

 EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
--------   --------------------------------------------------------------------------------
10x        Form of Custody Agreement and Power of Attorney for Sale of Common Stock of the
           Company ***
10y        Second Amendment to Employment Agreement by and between New Commodore Cruise
           Lines Limited and Frederick Mayer dated May 3, 1997 ****
10z        First Amendment to Employment Agreement by and between Commodore Holdings
           Limited and Jeffrey I. Binder dated July 15, 1997
11         Computation of Earnings per share of Common Stock
21         Subsidiaries of the Company *
24         Power of Attorney (included on signature page)
27         Financial Data Schedule *****

----------------
    * Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-01270) filed on February 12, 1996.
   ** Incorporated by reference to Amendment No. 1 to the Company's
      Registration Statement on Form S-1 (No. 333-01270) filed on May 28, 1996. *** Incorporated by reference to Amendment No. 2 to the Company's
      Registration Statement on Form S-1 (No. 333-01270) filed on June 18,
      1996.
 **** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997
***** Included only in electronic filing

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hollywood, Florida on the 23rd day of December, 1997. The registrant and each person whose signature appears below hereby authorizes and appoints Frederick
A. Mayer as attorney-in-fact to sign and file on behalf of the registrant and each such person in each capacity below, any and all amendments to this report.



                                        COMMODORE HOLDINGS LIMITED


                                        By /s/ FREDERICK A. MAYER
                                           ------------------------------------
                                           Frederick A. Mayer, Vice-Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



               SIGNATURE                              TITLE                      DATE
---------------------------------------   -----------------------------   ------------------
/s/ JEFFREY I. BINDER                     Chairman of the Board           December 23, 1997
---------------------------------------
Jeffrey I. Binder

/s/ FREDERICK A. MAYER                    Vice-Chairman of the Board      December 23, 1997
---------------------------------------   (Principal Executive
Frederick A. Mayer                        Officer)

/s/ JAMES R. SULLIVAN                     President                       December 23, 1997
---------------------------------------
James R. Sullivan

/s/ ALAN PRITZKER                         Vice President, Finance and     December 23, 1997
---------------------------------------   Chief Financial Officer
Alan Pritzker                             (Principal Financial and
                                          Accounting Officer)

/s/ RALPH V. DE MARTINO                   Director                        December 23, 1997
---------------------------------------
Ralph V. De Martino

/s/ MARK J. MAGED                         Director                        December 23, 1997
---------------------------------------
Mark J. Maged

/s/ ARNOLD ADOLPHUS FRANCIS, Q.C.         Director                        December 23, 1997
---------------------------------------
Arnold Adolphus Francis, Q.C.

/s/ GORDON HILL                           Director                        December 23, 1997
---------------------------------------
Gordon Hill

                         INDEX TO FINANCIAL STATEMENTS


                                                                                      PAGE
                                                                                      -----
 COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
   Report of Independent Certified Public Accountants   ...........................    F-2
   Consolidated Balance Sheets--September 30, 1997 and 1996   .....................    F-3
   Consolidated Statements of Earnings-- Year Ended September 30, 1997, Year Ended
      September 30, 1996 and Period From April 13, 1995 (Date of Inception)
      through September 30, 1995...................................................    F-4
   Consolidated Statement of Stockholders' Equity--September 30, 1997  ............    F-5
   Consolidated Statements of Cash Flows-- Year Ended September 30, 1997,
      Year Ended September 30, 1996 and Period From April 13, 1995
      (Date of Inception) through September 30, 1995  .............................    F-6
   Notes to Consolidated Financial Statements  ....................................    F-8
 S/S ENCHANTED SEAS AND S/S ENCHANTED ISLE (PREDECESSOR COMPANY)
   Report of Independent Certified Public Accountants   ...........................   F-20
   Combined Statement of Operations-- Period From January 1 through July 14, 1995..   F-21
   Combined Statement of Operating Units' Equity-- Period From January 1 through
      July 14, 1995 ...............................................................   F-22
   Combined Statement of Cash Flows-- Period From January 1 through July 14, 1995..   F-23
   Notes to Combined Financial Statements..........................................   F-25

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Commodore Holdings Limited and Subsidiaries



     We have audited the accompanying consolidated balance sheets of Commodore Holdings Limited and Subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years ended September 30, 1997 and 1996 and for the period from April 13, 1995 (date of inception), through September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Commodore Holdings Limited and Subsidiaries as of September 30, 1997 and 1996 and the consolidated results of their operations and their consolidated cash flows for the years ended September 30, 1997 and 1996 and for the period from April 13, 1995 (date of inception), through September 30, 1995 in conformity with generally accepted accounting principles.




                                        /s/ Grant Thornton LLP


Miami, Florida
December 3, 1997

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                                                                  SEPTEMBER 30,
                                                                           ----------------------------
                                                                              1997            1996
                                           ASSETS
Current assets:
 Cash and cash equivalents .............................................    $ 3,530,563     $ 3,476,165
 Restricted cash  ......................................................        191,273       1,412,907
 Trade and other receivables  ..........................................        321,191         328,812
 Insurance claim receivable   ..........................................        305,038       2,470,525
 Due from affiliate  ...................................................        471,294          42,921
 Inventories   .........................................................      1,870,128       1,830,241
 Prepaid expenses ......................................................      3,050,353       2,463,842
 Other current assets   ................................................         76,290          76,290
                                                                            -----------     -----------
  Total current assets  ................................................      9,816,130      12,101,703
Property and equipment, net   ..........................................     37,193,102      36,147,435
Long-term receivable-affiliate   .......................................      1,117,913              --
Investments restricted  ................................................      4,629,000       4,629,000
Other assets   .........................................................        361,667         406,667
                                                                            -----------     -----------
                                                                            $53,117,812     $53,284,805
                                                                            ===========     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt  ....................................    $ 4,392,408     $ 2,277,095
 Accounts payable ......................................................      5,512,270       5,767,110
 Accrued liabilities ...................................................      1,576,504         723,251
 Due to affiliate ......................................................        574,873         749,631
 Customer and other deposits  ..........................................      5,674,811       5,839,360
 Accrued interest ......................................................         72,934          76,914
                                                                            -----------     -----------
  Total current liabilities   ..........................................     17,803,800      14,933,361
Long-term debt .........................................................     16,837,582      21,962,060
Minority interest in subsidiary  .......................................        135,037         193,018
Stockholders' equity
 Preferred stock--authorized 10,000,000 shares of $.01 par value; issued
   1,027,230 in 1997 and 1,006,979 in 1996   ...........................         10,272          10,070
 Common stock - authorized 100,000,000 shares of $.01 par value; issued
   5,581,933 in 1997 and 1996 ..........................................         55,819          55,819
 Paid-in capital  ......................................................     14,012,051      13,868,526
 Retained earnings   ...................................................      4,263,251       2,261,951
                                                                            -----------     -----------
  Total stockholders' equity  ..........................................     18,341,393      16,196,366
                                                                            -----------     -----------
                                                                            $53,117,812     $53,284,805
                                                                            ===========     ===========

        The accompanying notes are an integral part of these statements.

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS





                                                                                                   PERIOD FROM
                                                                                                  APRIL 13, 1995
                                                                                                     (DATE OF
                                                                                                    INCEPTION)
                                                               YEAR ENDED        YEAR ENDED          THROUGH
                                                              SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                                  1997              1996               1995
                                                              ---------------   ---------------   ---------------
Revenues   ................................................    $ 56,321,168      $ 47,816,881       $7,255,830
Expenses
 Operating ................................................      44,484,180        35,489,713        4,940,637
 Marketing, selling and administrative   ..................       7,513,434         7,238,148        1,664,478
 Depreciation and amortization  ...........................       2,108,246         1,613,668          197,926
                                                               ------------      ------------       ----------
                                                                 54,105,860        44,341,529        6,803,041
                                                               ------------      ------------       ----------
Operating income ..........................................       2,215,308         3,475,352          452,789
Other income (expense)
 Other income (expense)   .................................           6,396           340,641               --
 Interest income ..........................................         483,214           382,101           79,054
 Interest expense   .......................................      (1,841,818)       (1,648,276)        (211,849)
 Minority interest share of loss (earnings) of consolidated
   joint venture ..........................................       1,420,154          (143,023)              --
 Loss on vessel fire   ....................................              --          (397,310)              --
                                                               ------------      ------------       ----------
                                                                     67,946        (1,465,867)        (132,795)
                                                               ------------      ------------       ----------
  Earnings before provision for income taxes and
    provision for preferred stock dividend  ...............       2,283,254         2,009,485          319,994
Provision for income taxes   ..............................              --                --            8,459
                                                               ------------      ------------       ----------
  Net earnings before provision for preferred stock
    dividend  .............................................       2,283,254         2,009,485          311,535
Provision for preferred stock dividend   ..................         280,000           280,000           60,000
                                                               ------------      ------------       ----------
  Net earnings available for common stockholders  .........    $  2,003,254      $  1,729,485       $  251,535
                                                               ============      ============       ==========
Earnings per share  .......................................    $        .35      $       0.34       $     0.06
                                                               ============      ============       ==========
Weighted average number of common stock outstanding  ......       5,801,755         5,439,590        4,377,593
                                                               ============      ============       ==========

        The accompanying notes are an integral part of these statements.

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                              PREFERRED STOCK          COMMON STOCK
                                          ----------------------- ----------------------- ADDITIONAL
                                           NUMBER                  NUMBER                  PAID-IN      RETAINED
                                          OF SHARES   PAR VALUE   OF SHARES   PAR VALUE    CAPITAL      EARNINGS        TOTAL
                                          ----------- ----------- ----------- ---------  ------------- ------------- ---------------
Balance at September 30, 1995   ......... 1,000,000     $10,000   4,931,933     $49,319  $12,148,576    $  311,535    $12,519,430
Net proceeds of initial public
 offering (Note B)  .....................        --          --     650,000       6,500    1,692,104            --      1,698,604
Preferred stock dividend (Note F)  ......     6,979          70          --          --       27,846       (59,069)       (31,153)
Net earnings  ...........................        --          --          --          --           --     2,009,485      2,009,485
                                          ---------     -------   ---------     -------  -----------    ----------    -----------
Balance at September 30, 1996   ......... 1,006,979      10,070   5,581,933      55,819   13,868,526     2,261,951     16,196,366
Fair value of options to
 nonemployees ...........................        --          --          --          --       62,722            --         62,722
Preferred stock dividend (Note F)  ......    20,251         202          --          --       80,803      (281,954)      (200,949)
Net earnings  ...........................        --          --          --          --           --     2,283,254      2,283,254
                                          ---------     -------   ---------     -------  -----------    ----------    -----------
Balance at September 30, 1997   ......... 1,027,230     $10,272   5,581,933     $55,819  $14,012,051    $4,263,251    $18,341,393
                                          =========     =======   =========     =======  ===========    ==========    ===========

        The accompanying notes are an integral part of these statements.

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                   PERIOD FROM
                                                                                                  APRIL 13, 1995
                                                                                                     (DATE OF
                                                                                                    INCEPTION)
                                                               YEAR ENDED        YEAR ENDED          THROUGH
                                                              SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                                  1997              1996               1995
                                                              ---------------   ---------------   ---------------
Cash flows from operating activities:
 Net earnings .............................................    $  2,283,254      $  2,009,485      $    311,535
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
  Depreciation of property and equipment ..................       2,081,910         1,581,519           197,926
  Amortization of deferred dry-dock   .....................       1,283,269           804,678            41,667
  Amortization of organization cost   .....................          45,000            16,729                --
  Fair value of options to nonemployees  ..................          62,722                --                --
  (Increase) decrease in operating assets
   Restricted cash  .......................................       1,221,634        (1,049,445)         (363,462)
   Investments - restricted  ..............................              --                --        (4,629,000)
   Trade and other receivables  ...........................           7,621          (249,743)          (79,069)
   Insurance claim receivable   ...........................       2,165,486        (2,470,525)               --
   Due from affiliate  ....................................        (428,373)          413,957          (375,950)
   Inventory  .............................................         (39,886)       (1,139,241)           69,271
   Prepaid expenses and other current assets   ............      (1,869,780)       (2,052,147)         (934,330)
   Other assets  ..........................................              --          (200,000)         (225,000)
  Increase (decrease) in operating liabilities
   Accounts payable .......................................         245,160         3,898,697         1,868,415
   Accrued liabilities ....................................          87,834           495,109           228,141
   Due to affiliate .......................................        (174,758)          249,631                --
   Customer and other deposits  ...........................        (164,549)        1,494,703         4,344,657
   Accrued interest .......................................          (3,980)         (335,758)          206,336
                                                               ------------      ------------      ------------
    Net cash provided by operating activities  ............       6,802,564         3,467,649           661,137
Cash flows used in investing activities:
 Capital expenditures  ....................................      (2,227,206)       (4,642,139)         (672,960)
 Long-term receivable--affiliate   ........................      (1,117,913)               --                --
 Decrease in capital leases obligation   ..................              --          (223,960)          (53,079)
 Cost of acquisition, net of cash acquired  ...............              --                --        (4,868,000)
 (Decrease) increase in minority interest  ...............          (57,981)          193,018                --
                                                               ------------      ------------      ------------
    Net cash used in investing activities   ...............      (3,538,052)       (4,673,081)       (5,594,039)
Cash flows from financing activities:
 Principal payments on debt  ..............................      (3,009,165)         (260,847)               --
 Net proceeds from initial public offering  ...............              --         1,698,604                --
 Proceeds from initial issuance of common stock   .........              --                --         8,207,895
 Preferred stock dividends paid ...........................        (200,949)          (31,153)               --
                                                               ------------      ------------      ------------
    Net cash (used in) provided by financing activities   .      (3,210,114)        1,406,604         8,207,895
                                                               ------------      ------------      ------------
Net increase in cash and cash equivalents   ...............          54,398           201,172         3,274,993
Cash and cash equivalents at beginning of period  .........       3,476,165         3,274,993                --
                                                               ------------      ------------      ------------
Cash and cash equivalents at end of period  ...............    $  3,530,563      $  3,476,165      $  3,274,993
                                                               ============      ============      ============

                                                                     (continued)

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                                                                                         PERIOD FROM
                                                                                        APRIL 13, 1995
                                                                                           (DATE OF
                                                                                          INCEPTION)
                                                     YEAR ENDED        YEAR ENDED          THROUGH
                                                    SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                        1997              1996               1995
                                                    ---------------   ---------------   ---------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest  ......     $1,845,798        $ 1,601,933           $--
                                                      ==========        ===========           =========
 Cash paid during the period for taxes .........      $       --        $        --           $--
                                                      ==========        ===========           =========

Supplemental schedule of noncash investing and financing activities:


     In January 1997 and April 1996, the Company issued 20,251 shares and 6,979 shares, respectively of its Series A preference shares in partial payment of its preferred share dividend.


        The accompanying notes are an integral part of these statements.

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1997 AND 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION


     Commodore Holdings Limited ("CHL") and its wholly-owned subsidiary New Commodore Cruise Lines Limited ("NCCL") were organized under the laws of Bermuda on April 13, 1995. Almira Enterprises Inc. ("Almira") and Azure Investments Inc. ("Azure"), owners of the cruise vessels Enchanted Isle and Universe Explorer, formerly known as the Enchanted Seas (the "Vessels"), respectively, were organized under the laws of the Republic of Panama on January 18, 1995 and are the wholly-owned subsidiaries of NCCL.


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


JOINT VENTURE


     Sea-Comm has chartered the Universe Explorer to Seawise. The terms of the charter provide that Seawise has the use of 76% of the cabins in exchange for payment of 76% of the operating costs, including 76% of the labor, 100% of food costs and 76% of the principal and interest due on the Company's ship mortgage. Sea-Comm will earn additional revenue from the sale of the 24% of the cabins on the vessel and onboard revenues. Seawise had guaranteed the sale of 60 adult cabins on each voyage in addition to the 76% of the cabins they will purchase. In fiscal 1997, the passenger guarantee was increased from 60 to 66.


REVENUE AND EXPENSE RECOGNITION


     Deposits received on sales of passenger cruises are recorded as customer deposits and are recognized, together with revenues from shipboard activities and all associated direct costs of a voyage upon completion of voyages with durations of 10 days or less and on a pro rata basis for voyages in excess of 10 days.


CASH AND CASH EQUIVALENTS


     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                          SEPTEMBER 30, 1997 AND 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)


CASH AND CASH EQUIVALENTS--(CONTINUED)

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


DRY-DOCKING


     Costs associated with the dry-docking of the vessels are charged to prepaid expenses when incurred and expensed over the estimated period until the next scheduled dry-dock (not to exceed two years). Prepaid dry-docking cost of $1,439,658 and $1,512,550 net of accumulated amortization of $1,222,229 and $846,345 are recorded in prepaid expenses as of September 30, 1997 and September 30, 1996, respectively.


MANAGEMENT ESTIMATES


     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at September 30, 1997 and September 30, 1996 and revenues and expenses during the reporting periods. The actual outcome of the estimates could differ from these estimates made in the preparation of the financial statements.


FAIR VALUE OF FINANCIAL INSTRUMENTS


     The carrying value of cash and cash equivalents, trade receivables, and accounts payable approximate fair value due to the short term maturities of these instruments. The carrying value of the long-term receivable affiliate approximates fair value as the interest rate earned on the receivable approximates the current market rate.


PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Significant vessel refurbishing costs are capitalized as additions to the vessel, while costs of repairs and maintenance are charged to expense as incurred. Depreciation has been provided using the straight-line method over useful lives of 18 years after a reduction for the estimated salvage value for vessels and five to ten years for furniture and fixtures, improvements, and other property and equipment.


INVESTMENTS--RESTRICTED

     The Company placed $4,629,000 on deposit with a bank, securing its Federal Maritime Commission ("FMC") Bond for the Enchanted Isle (see Note G).

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                          SEPTEMBER 30, 1997 AND 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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


EARNINGS PER SHARE


     Net earnings per common equivalent share is based upon the weighted average number of shares and equivalents outstanding during each period after giving effect for dividends on the Series A Preference Stock. Stock options and warrants are considered common stock equivalents unless their inclusion would be anti-dilutive, as calculated under the treasury stock method.


     The weighted average number of common and common equivalent shares outstanding for the periods ended September 30, 1997, 1996, and 1995 is 5,801,755, 5,439,590 and 4,377,593, respectively.


RECLASSIFICATIONS


     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.


NEW ACCOUNTING PRONOUNCEMENT


     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which changes the method for reporting earnings per share. The statement is effective for financial statement periods ending after December 15, 1997. The Company has not yet determined the impact, if any, of adopting the new standard.


ACQUISITION COSTS


     The Company is currently in preliminary negotiations related to the potential acquisition of several different ships. As of September 30, 1997, the Company has incurred approximately $288,000 of costs related to these potential acquisitions. These costs have been capitalized and are included in prepaid expenses. In connection with one of the preliminary negotiations the Company's CEO is an officer of the seller.


NOTE B--INITIAL PUBLIC OFFERING AND COMMON STOCK


     On July 16, 1996, the Company completed its Initial Public Offering ("IPO") of 500,000 shares of common stock and warrants to purchase 500,000 shares of common stock. On August 16, 1996, the

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                          SEPTEMBER 30, 1997 AND 1996


NOTE B--INITIAL PUBLIC OFFERING AND COMMON STOCK--(CONTINUED)

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


NOTE C--PROPERTY AND EQUIPMENT

                                             1997              1996
                                          ---------------   ---------------
       Vessels ........................    $ 39,165,024      $ 37,086,479
       Equipment and other ............       1,083,007           840,401
       Construction in progress  ......         765,983                --
                                           ------------      ------------
                                             41,014,014        37,926,880
                                           ------------      ------------
       Accumulated depreciation  ......      (3,820,912)       (1,779,445)
                                           ------------      ------------
                                           $ 37,193,102      $ 36,147,435
                                           ============      ============

     The Company capitalized interest of $-0- and $294,776 for the years ended September 30, 1997 and September 30, 1996, respectively.

NOTE D--INVENTORIES

                                                1997           1996
                                             ------------   -----------
       Food, beverage and supplies  ......    $1,645,735     $1,558,038
       Fuel ..............................       224,393        272,203
                                              ----------     ----------
                                              $1,870,128     $1,830,241
                                              ==========     ==========

NOTE E--LONG-TERM DEBT

LONG-TERM DEBT

     In July, 1995 the Company entered into a loan agreement with an affiliate of EffJohn (the "Lender") in the amount of $24,500,000. The loan is secured by first preferred ship mortgages on both

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                          SEPTEMBER 30, 1997 AND 1996


NOTE E--LONG-TERM DEBT--(CONTINUED)


LONG-TERM DEBT--(CONTINUED)

the Enchanted Isle and the Universe Explorer. The loan bears interest at LIBOR plus 2% per annum (7.84% and 7.88% at September 30, 1997 and 1996, respectively). Commencing in February 1997, the remaining principal balance is due in 66 monthly principal installments of $366,034, plus accrued interest.


     In the event that the Company is required to withhold tax on any interest due to the Lender, the Company has agreed to pay the required amount to be withheld and pay the Lender the full amount of interest due. The loan agreement includes covenants as defined, including a requirement that the Company maintain a minimum amount of $1,000,000 in the operating bank accounts.


     The minimum required principal payments as of September 30, 1997 on long-term debt are as follows:


1998  ............    $ 4,392,408
1999  ............      4,392,408
2000  ............      4,392,408
2001  ............      4,392,408
2002  ............      3,660,358
                      -----------
                      $21,229,990
                      ===========

NOTE F--PREFERRED STOCK


     As part of the consideration for the sale of the cruise line, EffJohn received 1,000,000 7% Cumulative Convertible Redeemable Series A Preferred Stock at a value of $4.00 per share totaling $4,000,000. The cash payment of the dividend is limited to 10% of the Company's net profits for each year. The remaining portion of the dividend, if any, is payable in preferred stock based on a value of $4.00 per share. At September 30, 1996 and September 30, 1995, dividends in arrears amounted to approximately $280,000 and $60,000, respectively. EffJohn may convert its Series A Preference Shares into Common Stock of the Company at any time at a conversion rate equal to the greater of USD$4.00 per share or a price per share equal to 8 times the Company's earnings per share for its prior fiscal year. EffJohn may sell to third parties up to a maximum of approximately 45,000 Series A Preferred Shares in any 90 day period at any time after the Commodore Closing, subject to compliance with applicable securities laws. The Company has the option to redeem all or any part of the Series A Preference Shares at USD$4.00 per share at any time commencing three years after their issuance. In July 1996, the Company completed an initial public offering, and the Company's common stock and warrants began trading on the NASDAQ National Market (See Note B). In accordance with the Preferred Stock Agreement, the redemption rights of the preferred shareholders terminated when the Company's common stock was first listed on the NASDAQ. As a result of the completion of the offering, the Company has applied retroactive treatment to the preferred stock and reflected the preferred stock as part of stockholders' equity at September 30, 1997 and September 30, 1996.


     In fiscal 1997, the Company paid a dividend to the holders of its Series A preference shares. The Company issued 20,251 Series A preference shares in partial payment of the dividend and paid, in cash, an additional $200,949.

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                          SEPTEMBER 30, 1997 AND 1996


NOTE F--PREFERRED STOCK--(CONTINUED)

     In fiscal 1996, the Company paid a dividend to the holders of its Series A Preference Shares. The Company issued 6,979 Series A Preference Shares in partial payment of the dividend and paid, in cash, an additional $31,153.


NOTE G--COMMITMENTS AND CONTINGENCIES


EMPLOYMENT AGREEMENTS


     In May 1995, the Company signed employment agreements with four of its executive officers with terms ranging from 2 - 5 years. These agreements contain provisions for compensation, benefits, and covenants not-to-compete for the longer of one year from termination, or the unexpired term of the agreement. In May 1997, the Company renewed three of the agreements with terms ranging from a month to month basis through five years, and extended the Chairman of the Board's contract by two years.


LITIGATION


     In October 1995 the Company, along with its vice-chairman and EffJohn were named in a lawsuit brought by an individual who had made an offer to buy the cruise line from EffJohn in 1993. The Company believes that it has no liability in this case and that the lawsuit is frivolous. The Company is vigorously defending itself in this lawsuit and management believes that this case will not have a material impact on the Company's results of operations or financial position.


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


PREMISES


     The Company leases office space under noncancellable, operating leases.

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                          SEPTEMBER 30, 1997 AND 1996


NOTE G--COMMITMENTS AND CONTINGENCIES--(CONTINUED)


PREMISES--(CONTINUED)

     Future minimum annual lease commitments at September 30, 1997 are as follows:


1998  ..................    $236,120
1999  ..................     244,268
2000  ..................     187,920
                            --------
                            $668,308
                            ========

     Rental and lease expense for the years ended September 30, 1997 and 1996 and the period ending September 30, 1995 amounted to approximately $442,000, $417,000 and $75,000, respectively.


STOCK OPTION PLAN


     In 1995, the Company adopted a Stock Option Plan (the "Plan") pursuant to which 500,000 shares of Common Stock have been reserved for issuance upon exercise of options designated as "incentive stock options" or "qualified options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"). The purpose of the Plan is to encourage stock ownership by certain officers and employees of the Company, and give them a greater personal interest in the success of the Company. The Plan is administered by the Board of Directors of the Company, or a committee appointed by the Board of Directors, which determines among other things, the persons to be granted options under the Plan, the number of shares subject to each option and the option price. On October 1, 1996, the Company issued to its employees options to purchase 326,000 shares of the Company's common stock at $2.75 per share. The options vest at variable rates based on each employee's length of service, and expire on October 1, 2006. During fiscal 1997, none of the stock options were exercised and stock options to purchase 18,000 shares of the Company's common stock were cancelled. In fiscal 1997, the Company issued to its nonemployee directors options to purchase a total of 60,000 shares of the Company's common stock at $2.75 per share. The options vest over 3 years and expire in July 2007.


     Prior to October 1, 1996, the Company accounted for stock options and warrants under APB Opinion 25 and related Interpretations. Commencing October 1, 1996, the Company accounts for non-qualified options issued to non-employees, under SFAS 123, Accounting for Stock Based Compensation.


     During fiscal 1997, the Company issued warrants to purchase 150,000 shares of common stock to an outside consultant. The warrants were issued with an exercise price of $2.75 per share. The total fair value of the options, as determined under SFAS 123, was $75,000, $62,722 of which was recorded as part of marketing, selling and administrative expenses in fiscal 1997.


     The exercise price of all options granted by the Company to its employees equals or exceeds the market price of the Company's common stock at the date of the grant. Accordingly, no compensation expense has been recognized.


     Had compensation cost for the Stock Option Plan and non-qualified options to employees been determined based on the fair value of the options at the grant dates consistent with the method of

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                          SEPTEMBER 30, 1997 AND 1996


NOTE G--COMMITMENTS AND CONTINGENCIES--(CONTINUED)


STOCK OPTION PLAN--(CONTINUED)

SFAS 123, the Company's net earnings and earnings per share would have changed to the pro forma amounts below. Disclosure of such amounts is not required for the period from April 13, 1995, (date of inception) through September 30, 1995 and accordingly is not presented below.


                                   1997           1996
                                ------------   -----------
   Net income
    As reported  ............    $2,003,254     $1,729,485
    Pro forma ...............    $1,912,201     $1,717,485
   Primary earnings per share
    As reported  ............    $      .35     $      .34
    Pro forma ...............           .33            .34

     The above pro forma disclosures may not be representative of the effects on reported net income for future years as certain options vest over several years and the Company may continue to grant options to employees.


     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and fiscal 1996, respectively: dividend yield of 0.0 percent for all years; expected volatility of 38%; risk-free interest rates of 5.5%; and expected holding periods of 3-6 years.


     A summary of the status of the Company's fixed stock options and warrants as of September 30, 1997 and 1996, and changes during the years ending on those dates is as follows:


                                                   SEPTEMBER 30, 1997                SEPTEMBER 30, 1996
                                            --------------------------------   ------------------------------
                                                              WEIGHTED-                         WEIGHTED-
                                                               AVERAGE                           AVERAGE
                                              SHARES        EXERCISE PRICE      SHARES        EXERCISE PRICE
                                            -------------   ----------------   ------------   ---------------
   Outstanding at beginning
    of year   ...........................   1,800,000            $5.10             825,000         $4.03
   Granted ..............................     536,000            $2.75             975,000         $6.00
   Exercised  ...........................          --               --                  --            --
   Expired ..............................          --               --                  --            --
   Cancelled  ...........................     (18,000)           $2.75                  --            --
                                            ----------                             -------
   Outstanding at end of year   .........   2,318,000            $4.57           1,800,000         $5.10
   Options exercisable at
    end of year  ........................   1,584,584                              750,000
   Weighted average fair value of options
    and warrants granted during
    the year  ...........................   $     .89                           $      .24

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                          SEPTEMBER 30, 1997 AND 1996


NOTE G--COMMITMENTS AND CONTINGENCIES--(CONTINUED)


STOCK OPTION PLAN--(CONTINUED)

     The following information applies to options outstanding at September 30, 1997:



                                       OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                       ---------------------------------------------------   -----------------------------
                                        WEIGHTED-
                                         AVERAGE            WEIGHTED-                        WEIGHTED-
     RANGES OF                          REMAINING            AVERAGE                          AVERAGE
  EXERCISE PRICES       SHARES       CONTRACTUAL LIFE     EXERCISE PRICE      SHARES       EXERCISE PRICE
--------------------   -----------   ------------------   ----------------   -----------   ---------------
       $1.00-$2.75       843,000           6.68           $2.08                109,584          $2.75
             $6.00     1,475,000           4.07           $6.00              1,475,000          $6.00
                       ---------                                             ---------
                       2,318,000                                             1,584,584
                       =========                                             =========

WARRANTS


     As part of the Company's IPO in July 1996, the Company issued warrants to purchase 725,000 shares of common stock at $6 per share (See Note B).


     In October 1995, the Company issued a warrant to purchase 250,000 shares of common stock at an exercise price of $6.00 per share to the Seawise Foundation. The warrants are exercisable for a period of 5 years commencing on January 7, 1996.


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


     In October 1996, the Company issued 150,000 warrants to an outside consultant. The warrants entitle the holder to purchase up to 150,000 shares of the Company's common stock at an initial exercise price of $2.75 per share. The warrants are not exercisable until November 22, 1997 and expire on November 21, 2001. However, the warrants will become exercisable immediately upon the existence of certain events, as defined by the Warrant Agreement.


     The exercise price of these warrants are subject to adjustment in certain events as defined by the warrant agreement.


SAFETY OF LIFE AT SEA


     During recent years, Safety of Life at Sea (SOLAS) standards have been amended and will among other things, require most passenger vessels not fitted with sprinkler systems to install such systems and other safety arrangements, including the addition of smoke detectors systems, low-location lighting and

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                          SEPTEMBER 30, 1997 AND 1996


NOTE G--COMMITMENTS AND CONTINGENCIES--(CONTINUED)


SAFETY OF LIFE AT SEA--(CONTINUED)

enclosed escape stairwells by October 1, 1997. In the event a vessel meets the SOLAS 1974 requirements, it will not be required to be fitted with a sprinkler system until on or before October 1, 2005. In fiscal 1997, the ships were fitted with the safety arrangements required by SOLAS and thus currently comply with SOLAS requirements. The Company's ships met the SOLAS 1994 requirements and are not currently fitted with any sprinkler systems.


     The Company will do additional work to the Universe Explorer in January 1998, estimated to cost approximately $400,000, in order to have the vessel in full compliance with U.S. Coast Guard interpretations of the SOLAS requirements as well.


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


NOTE H--RELATED PARTIES


     Several of the Company's shareholders are principals in V. Ships Marine, Ltd. (V. Ships) formerly International Marine Carriers, a vessel manager employed by the Company to manage the Enchanted Isle and the Universe Explorer at a rate of $585,000 and $219,000 per annum, respectively. The management agreements expire in fiscal 1997. In addition, the Company has an accounts payable of $305,943 to V. Ships as of September 30, 1997. These agreements were extended under the same terms through December 31, 1997. The Company is in the process of negotiating the new agreements.


     Sea-Comm operates cruises to Alaska through World Explorer Cruises and Tours, Inc. (WEC). Sea-Comm and WEC are parties to an agreement whereby the Universe Explorer enjoys certain permits issued by the U.S. Parks Service to cruise in the Glacier Bay Alaska area. Pursuant to this agreement, Sea-Comm earns all revenues and pays all of WEC's marketing and overhead expenses in conjunction with the Alaska cruises. As of September 30, 1997, the Company has a receivable due from WEC of $471,294, which is included in due from affiliates, and as of September 30, 1996, the Company has a liability to WEC of $249,631, which is included in due to affiliates.


     During fiscal 1997, the Company received a series of loans totaling $574,873 from Seawise, its joint venture partner as well as capital contributions totaling $1,362,173. The interest rate on these loans is 8% per annum and have no set maturity date.


     As part of the joint venture agreement with Seawise (Note A), the Company is entitled to be reimbursed by Seawise for certain improvements made to the Universe Explorer. The terms of the reimbursement is based on the joint venture agreement. The first payment is not required until fiscal

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                          SEPTEMBER 30, 1997 AND 1996


NOTE H--RELATED PARTIES--(CONTINUED)

1999. As of September 30, 1997 and 1996, the related receivable from Seawise is $1,117,913 and $-0-, respectively, and is recorded as long-term receivable affiliate.


NOTE I--INCOME TAXES


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


     However, because there are no regulations to date interpreting this exemption and because satisfying the requirements under the exemption depends upon meeting certain factual tests, there is no assurance that the Company will continue to qualify for the tax exemption.


     Based on the foregoing, the Company expects most of its income to remain exempt from United States income taxes. Also, as the earnings from shipping operations are derived from sources outside of Panama, such earnings are not subject to Panamanian taxes. Bermuda imposes no income tax on corporations.


NOTE J--LOSS ON FIRE


     On July 27, 1996, the Universe Explorer had a fire on-board which resulted in the death of five crew members and loss of revenue. The majority of the losses by passenger and crew, damage to the hull and machinery of the vessel and loss of hire is covered by the Company's insurance policies, subject to applicable deductibles. As a result, the Company has an insurance receivable balance of $305,038 and $2,470,525 at September 30, 1997 and 1996,
respectively. In 1996, the Company incurred a loss after insurance of $397,310 related to the fire.

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                          SEPTEMBER 30, 1997 AND 1996
NOTE K--SUMMARIZED QUARTERLY FINANCIAL DATA FOR 1997 AND 1996 (UNAUDITED)



                                               FIRST         SECOND      THIRD       FOURTH
                                              QUARTER       QUARTER     QUARTER     QUARTER      YEAR
                                              -----------   ---------   ---------   ---------   --------
                                                   (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)
   1997
   Revenues  ..............................    $12,234      $13,773     $14,218     $16,096      $56,321
   Operating income   .....................        466           87         585       1,077        2,215
   Net earnings available for common
    shareholders   ........................        105           96         623       1,179        2,003
   Earnings per share .....................        .04          .03         .11         .17          .35
   1996
   Revenues  ..............................    $ 7,689      $11,485     $15,164     $13,478      $47,817
   Operating income (loss)  ...............        (70)         902         789       1,855        3,475
   Net earnings (loss) available for common
    shareholders   ........................        (19)         155         414       1,180        1,730
   Earnings per share .....................         --          .03         .03         .28          .34

NOTE L--SUBSEQUENT EVENT


     In November 1997, the Company commenced a private debt offering. The Company's intent is to issue up to $3.8 million of 7% convertible subordinated debentures.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
 EffJohn International B.V.:


     We have audited the accompanying combined statement of operations, operating units' equity and cash flow of the S/S Enchanted Seas and S/S Enchanted Isle (operating units of EffJohn International B.V.), for the period from January 1, 1995 through July 14, 1995. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.


     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of their operations and their cash flows of the S/S Enchanted Seas and S/S Enchanted Isle (operating units of EffJohn International B.V.), for the period from January 1, 1995 through July 14, 1995 in conformity with generally accepted accounting principles.


     As discussed in note 3, the Company and EffJohn International B.V. have incurred significant accumulated losses and a working capital deficit. The Company and EffJohn International B.V. will remain economically dependent on its parent for additional advances until they achieve profitable operations.



                                        /s/ KPMG Peat Marwick LLP


Fort Lauderdale, Florida
May 7, 1996

                              S/S ENCHANTED SEAS
                            AND S/S ENCHANTED ISLE
                (OPERATING UNITS OF EFFJOHN INTERNATIONAL B.V.)
                       COMBINED STATEMENT OF OPERATIONS

           FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH JULY 14, 1995




Revenue:
 Passenger fares .....................    $   13,241,158
 Port charges ........................         1,926,605
 On board revenue   ..................         3,972,362
                                          --------------
   Total revenue .....................        19,140,125
                                          ==============
Operating expenses:
 Technical and running costs .........        11,188,132
 Ship's operating expenses   .........         6,771,538
 Repairs and maintenance  ............         2,168,105
                                          --------------
   Total operating expenses  .........        20,127,775
                                          --------------
   Gross loss ........................          (987,650)
                                          --------------
Other operating expenses:
 Administrative expenses  ............         3,175,947
 Marketing expenses ..................         2,704,143
 Depreciation and amortization  ......         1,910,413
                                          --------------
   Operating loss   ..................        (8,778,153)
                                          --------------
Other income (expense):
 Interest income .....................            41,317
 Interest expense   ..................        (2,232,347)
 Loss on sale of assets   ............        (6,123,866)
                                          --------------
                                              (8,314,896)
                                          --------------
   Net loss   ........................    $  (17,093,049)
                                          ==============

            See accompanying notes to combined financial statements.

                              S/S ENCHANTED SEAS
                            AND S/S ENCHANTED ISLE
                (OPERATING UNITS OF EFFJOHN INTERNATIONAL B.V.)
                 COMBINED STATEMENT OF OPERATING UNITS' EQUITY


           FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH JULY 14, 1995




Balance at December 31, 1994  ......       (5,584,662)
 Net loss   ........................      (17,093,050)
                                          -----------
Balance at July 14, 1995   .........    $ (22,677,712)
                                        =============

            See accompanying notes to combined financial statements.

                              S/S ENCHANTED SEAS
                            AND S/S ENCHANTED ISLE
                (OPERATING UNITS OF EFFJOHN INTERNATIONAL B.V.)
                       COMBINED STATEMENT OF CASH FLOWS

           FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH JULY 14, 1995




Net loss  ..........................................    $ (17,093,049)
Depreciation and amortization  .....................        1,910,413
Loss on sale of assets   ...........................        6,123,866
Amortization of deferred drydock  ..................        1,254,921
Changes in:
 Restricted cash   .................................          234,965
 Accounts receivable  ..............................         (625,476)
 Inventories .......................................         (371,637)
 Prepaids and other assets  ........................          215,431
 Passenger deposits   ..............................       (5,231,861)
 Due to/from affiliates  ...........................        2,299,934
                                                        -------------
   Net cash used in operations .....................      (11,282,493)
                                                        -------------
 Proceeds from sale of assets  .....................        5,000,000
 Capital expenditures ..............................       (1,448,017)
                                                        -------------
   Net cash provided by investing activities  ......        3,551,983
                                                        -------------
 Proceeds from debt   ..............................        8,985,735
 Repayments of debt   ..............................       (1,127,551)
                                                        -------------
   Net cash provided by financing activities  ......        7,858,184
                                                        -------------
 Net change in cash and cash equivalents   .........          127,674
 Beginning cash and cash equivalents ...............          824,870
                                                        -------------
   Ending cash and cash equivalents  ...............    $     952,544
                                                        =============

            See accompanying notes to combined financial statements.

                              S/S ENCHANTED SEAS
                            AND S/S ENCHANTED ISLE
                (OPERATING UNITS OF EFFJOHN INTERNATIONAL B.V.)
                 COMBINED STATEMENT OF CASH FLOWS--(CONTINUED)

           FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH JULY 14, 1995




Supplemental cash flow disclosure:
The following summarizes non-cash activities related to
the sale of the Company's assets:
 Vessels  ........................    $ (36,500,000)
 Inventories .....................       (1,100,000)
 Liabilities incurred ............       (2,023,866)
 Promissory note received   ......       24,500,000
 Preferred stock received   ......        4,000,000
 Cash received  ..................        5,000,000
                                      -------------
 Loss on sale of assets  .........    $  (6,123,866)
                                      =============

            See accompanying notes to combined financial statements.

                              S/S ENCHANTED SEAS
                             AND S/S ENCHANTED ISLE
                (OPERATING UNITS OF EFFJOHN INTERNATIONAL B.V.)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

           FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH JULY 14, 1995


(1) BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


(A) BUSINESS ORGANIZATION


     Brasil Caribean Shipping, Inc. ("Brasil") and Argentina Caribean Shipping Inc. ("Argentina"), both Panamanian corporations, are wholly-owned subsidiaries of EffJohn International B.V. ("EffJohn"), a Dutch corporation. EffJohn is ultimately owned by Silja OY AB, a Scandinavian publicly held entity.


     Brasil owned the cruise vessel S/S Enchanted Seas ("Seas"), which operated primarily in the Caribbean markets out of New Orleans, Louisiana. Argentina owned the cruise vessel S/S Enchanted Isle ("Isle"), which operated out of San Diego to Mexico through April 1993, in the Caribbean market out of Barbados and out of New Orleans in 1995 and also operated as a hotel in St. Petersburg, Russia from May 1993 through August 1994. Both vessels were operated and managed by Commodore Cruise Line Limited ("Commodore"), a wholly-owned subsidiary of EffJohn. Commodore also operated the vessels Caribe I, Crown Monarch, Crown Jewel and Crown Dynasty.


     These financial statements have been prepared on a combined basis representing the activities of Brasil and Argentina and the revenue and direct and allocated expenses of Commodore from operations of the Seas and the Isle. The combined operations are herein referred to as the "Company." All material intercompany balances and transactions have been eliminated in combination.


(B) REVENUE AND EXPENSE RECOGNITION


     Passenger ticket revenue, onboard revenue and related expenses are recognized as earned when voyages are completed. Fares received from customers for future voyages are recorded as liabilities. Onboard revenue consist of income from concession agreements (note 6), casino, bar operation and shore tour activities.


     Travel agent commissions, air transportation and land excursions costs, and onboard cost of sales and expenses are included in ships operating expenses in the accompanying combined financial statements.


     Certain expenses, common to vessels operated by Commodore, have been allocated to the Seas and Isle, primarily based on a pro rata share of the number of traffic days of each vessel. Allocated expenses consist principally of marketing and advertising, shore payroll, benefits, and other administrative costs. See note 4 as to allocation of interest expense.


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

                              S/S ENCHANTED SEAS
                             AND S/S ENCHANTED ISLE
                (OPERATING UNITS OF EFFJOHN INTERNATIONAL B.V.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

           FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH JULY 14, 1995


(1) BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES--(CONTINUED)

(D) PROPERTY AND EQUIPMENT


     Vessels, property and equipment are recorded at cost. Major renewals and improvements, which extend the useful lives of the assets, are capitalized. Drydocking costs are deferred and amortized over 24 months.


(E) INCOME TAXES


     The operations of the Isle and Seas are not subject to U.S. income taxes due to an international shipping exemption and no income taxes in the country of incorporation. Accordingly, no provision for income taxes has been recorded.



(F) USE OF ESTIMATES


     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


(2) SALE OF THE SEAS AND THE ISLE AND RELATED ASSETS


     On July 14, 1995, the Company sold the Seas and the Isle, certain shoreside assets, trademarks, passenger lists and advanced ticket sales to Commodore Holdings Limited and Subsidiaries, an unrelated entity. Total proceeds received for the transaction were $33,500,000, which consisted of $5,000,000 in cash, a loan made to the purchasers of $24,500,000 and 1,000,000 shares of 7 percent cumulative convertible redeemable Series A Preferred Stock at value of $4.00 per share. The loss associated with this sale was $6,123,866.



(3) LIQUIDITY


     The Company's current liabilities exceed current assets and total liabilities exceed total assets. It incurred losses in 1995 and 1993 and has received capital contributions and loans from EffJohn to cover its operating cash needs. The parent company of EffJohn has agreed to provide additional cash advances or obtain external financing. if required, in 1996. The Company and EffJohn will remain economically dependent on its parent for additional advances until it achieves sustained profitable operations.


(4)  AFFILIATE LONG-TERM DEBT


     EffJohn provides financing to the vessels operated by Commodore through external loans obtained from third parties. Debt amounts have been allocated to the Seas and the Isle based on acquisition debt, funding of capital improvements and working capital needs. Debt repayments and interest expense have

                              S/S ENCHANTED SEAS
                             AND S/S ENCHANTED ISLE
                (OPERATING UNITS OF EFFJOHN INTERNATIONAL B.V.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

           FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH JULY 14, 1995


(4)  AFFILIATE LONG-TERM DEBT--(CONTINUED)

been allocated based on a pro rata share of outstanding debt and capital contributions made by EffJohn. Certain debt incurred by EffJohn to fund the Company is secured by the Seas and the Isle. Interest rates on the external debt range from 4.18 percent to 7.82 percent.


(5) COMMITMENTS AND CONTINGENCIES


     The Company is a defendant in various lawsuits incidental to its operation. Such claims are generally covered by insurance, less a deductible payable by the Company. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.


(6) CONCESSION AGREEMENTS


     The Company had entered into concession agreements with independent third parties for the operations of the gift shop, beauty shop and photography services.


     Fringe revenues from concessions were computed based upon information contained in each specific agreement. Generally, such agreements call for payments to the Company based upon number of passengers or a percentage of sales.

                                 EXHIBIT INDEX

EXHIBIT                             DESCRIPTION
-------                             -----------

10z First Amendment to Employment Agreement by and between Commodore Holdings Limited and Jeffrey I. Binder dated July 15, 1997

11             Computation of Earnings per share of Common Stock

27             Financial Data Schedule