Form 10-Q
period 1997-12-31
COMMODORE HOLDINGS LTD
filed 1998-02-17
CIK 945524

FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report under Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

                       For Quarter Ended December 31, 1997

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

                              Yes _x_   No ___

                          Common Stock $.01 par value
                                    (Class)

        5,581,933 Shares of Common Stock outstanding at February 12, 1998

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

Part I: Financial Information
Item 1: Financial Statements



                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31,      SEPTEMBER 30,
                                                      1997              1997
                                                  -----------       ------------
                                                  (UNAUDITED)        (AUDITED)

                       ASSETS
CURRENT ASSETS
     Cash and cash equivalents                   $   3,055,659     $   3,530,563
     Restricted cash                                   207,660           191,273
     Trade and other receivables, net                  329,517           321,191
     Insurance claim receivable                        157,562           305,038
     Due from affiliate                                594,857           471,294
     Inventories                                     1,661,738         1,870,128
     Prepaid expenses                                3,967,818         3,050,353
     Other current assets                               76,290            76,290
                                                 -------------     -------------
        Total current assets                        10,051,101         9,816,130

Property and equipment, net                         38,522,779        37,193,102

Long-term receivable - affiliate                     1,141,928         1,117,913
Investments - restricted                             4,629,000         4,629,000
Other assets                                         1,030,867           361,667
                                                 -------------     -------------
                                                 $  55,375,675     $  53,117,812
                                                 =============     =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Current portion of long-term debt           $   4,392,408     $   4,392,408
     Accounts payable                                6,029,546         5,512,270
     Accrued liabilities                               615,674         1,576,504
     Due to affiliate                                  574,873           574,873
     Customer deposits                               7,177,649         5,674,811
     Accrued interest                                   79,088            72,934
                                                 -------------     -------------
        Total current liabilities                   18,869,238        17,803,800

Long-term debt                                      15,739,480        16,837,582

Convertible subordinated debentures                  2,150,000                 -

Minority interest in subsidiary                         80,176           135,037

Stockholders' equity
     Preferred stock - authorized 10,000,000 shares
      of $.01 par value; issued 1,027,230 shares        10,272            10,272
     Common stock - authorized 100,000,000 shares
      of $.01 par value; issued 5,581,933 shares        55,819            55,819
     Paid-in capital                                14,024,329        14,012,051
     Retained earnings                               4,446,361         4,263,251
                                                 -------------     -------------
        Total stockholders' equity                  18,536,781        18,341,393
                                                 -------------     -------------
                                                  $ 55,375,675     $  53,117,812
                                                =============     =============

                                                                      Page 2

        The accompanying notes are an integral part of these statements


                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
          FOR THE THREE MONTHS MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                  (Unaudited)

                                                 Three months ended
                                                    December 31,
                                              1997                1996
                                          -------------------------------
Revenues                                    $  11,527,823    $ 12,134,487

Expenses
     Operating                                  8,348,675       9,442,889
     Marketing, selling and administrative      2,266,855       1,733,594
     Depreciation and amortization                509,197         491,699
                                             ------------     -----------
                                               11,124,727      11,668,182
                                             ------------     -----------

Operating income                                  403,096         466,305

Other income (expense)
     Interest income                              145,514         102,808
     Interest expense                            (419,829)       (482,343)
     Minority interest in loss of
      consolidated joint venture                   54,329          88,077
                                             ------------     -----------
                                                 (219,986)       (291,458)
                                             ------------     -----------

      Net earnings before provision for
       stock dividend                             183,110         174,847

Provision for preferred stock dividend             72,500          70,000
                                             ------------     -----------
      Net earnings available for
       common stockholders                   $    110,610     $   104,847
                                             ============     ===========
Earnings per share available for common
 stockholders - Basic                        $       0.02     $      0.02
                                             ============     ===========
Weighted average number of common stock
 outstanding - Basic                            5,581,933       5,581,933
                                             ============     ===========

Earnings per share available for common
 stockholders - Diluted                      $       0.02     $      0.02
                                             ============================

Weighted average number of common stock
 outstanding - Diluted                          6,483,071       5,847,535
                                             ============================

                                                                      Page 3

        The accompanying notes are an integral part of these statements




                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                                   (Unaudited)

                             Preferred Stock               Common Stock
                             ----------------------------------------------------     Additional
                               Number of         Par        Number of       Par         Paid-in       Retained
                                 Shares         Value         Shares        Value       Capital       Earnings        Total
                             -------------------------------------------------------------------------------------------------
Balances at
September 30, 1997             1,027,230         $10,272     5,581,933    $55,819     $14,012,051   $4,263,251     $18,341,393

Fair value of options
 nonemployees                          -               -             -          -          12,278            -          12,278

Net earnings                           -               -             -          -               -      183,110         183,110
                              ------------------------------------------------------------------------------------------------
Balances at
December 31, 1997              1,027,230         $10,272     5,581,933    $55,819     $14,024,329   $4,446,361     $18,536,781
                              ================================================================================================

        The accompanying notes are an integral part of these statements



                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                  (Unaudited)

                                                                   1997                1996
                                                               ------------       --------------
Cash flows from operating activities
     Net earnings                                              $   183,110        $      174,847
     Adjustments to reconcile net earnings to net cash
      provided by operating activities
          Depreciation of property and equipment                   509,197               491,699
          Amortization of deferred drydock                         414,728               294,862
          Fair value of options to nonemployees                     12,278                 9,600
        (Increase) decrease in operating assets
          Restricted cash                                          (16,387)              302,078
          Trade and other receivables                               (8,326)              (16,502)
          Insurance receivable                                     147,476               272,084
          Due from affiliate                                      (123,563)                    -
          Inventory                                                208,390               (10,766)
          Prepaid expenses and other current assets             (1,332,193)              (211,172)
          Other assets                                                   -                  6,250
        Increase (decrease) in operating liabilities
          Accounts payable                                         517,276             (1,037,194)
          Accrued liabilities                                     (960,830)               (95,439)
          Due to affiliate                                               -                550,369
          Customer and other deposits                            1,502,838             (1,619,230)
          Accrued interest                                           6,154                (12,370)
                                                               -----------             ----------

        Net cash provided by (used in) operating activities      1,060,148               (900,884)

Cash Flows from investing activities
     Capital expenditures                                       (1,838,874)              (408,277)
     Long-term receivable-affiliates                               (24,015)                     -
     Decrease in minority interest in subsidiary                   (54,861)               (88,078)
                                                               -----------             ----------
        Net cash used in investing activities                   (1,917,750)              (496,355)

Cash flows from financing activities
     Principal payments of long-term debt                       (1,098,102)               (63,105)
     Proceeds from sale of convertible subordinated debentures   1,480,800                      -

        Net cash provided by (used in) financing activities        382,698                (63,105)

Net decrease in cash and cash equivalents                         (474,904)            (1,460,344)

Cash and cash equivalents at beginning of period                 3,530,563              3,476,165
                                                               -----------             ----------
Cash and cash equivalents at end of period                     $ 3,055,659             $2,015,821
                                                               ===========             ==========
Supplemental disclosure of cash flow information
     Cash paid during the period for interest                  $   413,675             $  492,976
                                                               ===========             ==========
     Cash paid during the period for taxes                     $         -             $        -
                                                               ===========             ==========

        The accompanying notes are an integral part of these statements

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The Financial Statements for the three months ended December 31, 1997 and 1996, included herein have been prepared by Commodore Holdings Limited (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which are, in the opinion of management, necessary for a fair statement for the results of the three months are included. Certain information and footnote disclosure normally included in Financial Statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 1997, contained in the Company's annual report on Form 10-K.

2. Fair value of options to nonemployees. The Company issued warrants to purchase 150,000 shares of common stock to an outside consultant in October, 1996, in payment for consulting services (see note G to the Company's financial statements for the year ended September 30, 1997). Under the application of FASB #123 the Company has valued these warrants at approximately $75,000. Accordingly, this amount is being charged to operating expense over the vesting period (between the issue date and November 1997).

3. Earnings Per Share. The Company's basic earnings per share are calculated by dividing Net Earnings available for common shareholders by the weighted average shares outstanding during the period. The computation of diluted earnings per share includes all dilutive common stock equivalents in the weighted average shares outstanding.

Financial Accounting Standards Board (FASB) Statement No. 128 "Earnings Per Share" requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computation is as follows:

     Three                                                     Net
     months ended   Net                Basic         Basic     Earnings-        Diluted       Diluted
     December 31,   Earnings-Basic     Shares        EPS       Diluted          Shares        EPS
     ------------   --------           ------        ---       ---------        ------        ---

     1997           $110,610          5,581,933      $0.02     $116,764        6,483,071      $0.02

     1996           $104,847          5,581,933      $0.02     $104,847        5,847,535      $0.02

Included in diluted shares are common stock equivalents relating to options and warrants of 214,456 and 265,602 for the three months ended December 31, 1997 and 1996, respectively. Also included are common stock equivalents relating to convertible securities of 686,682 for the three months ended December 31, 1997. Net earnings were adjusted to calculate the diluted earnings per share by adding back $6,154 of interest expense, relating to the convertible debentures, to net earnings for the three months ended December 31, 1997.

4. Debt offering. In December, 1997 the Company sold $2,150,000 of its 7% convertible subordinated debentures that become due on December 31, 2003. The Company sold these debentures at a 20% discount. The net proceeds to the Company were $1,480,800 after deducting brokers' commissions and expenses of the offering. The discount and expenses of the offering totaled approximately $669,000 and are included in Other assets. This amount is being charged to interest expense over the term of the debentures.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is an analysis of the Company's results of operations, liquidity and capital resources. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include competing in a saturated industry against modern and larger fleets; the ability of the Company to obtain additional financing for the acquisition of additional ships; a high percentage of debt on assets owned by the Company, the potential for additional governmental regulations; the need for expensive upgrades and/or maintenance to aging vessels; general economic factors in markets where the Company operates; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997, Compared to Three Months Ended December 31, 1996

Revenues decreased by $606,664, or 5.0%, for the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996 primarily due to 21 fewer operating days in the first quarter of fiscal 1998. The Enchanted Isle was in drydock during the quarter to effect the necessary repairs and modifications to comply with the SOLAS requirements for the vessel.

The Company's operating expenses decreased by $1,094,214, or 11.6%, primarily due to 21 fewer operating days in the first quarter of fiscal 1998. The Company's marketing, selling and administrative expenses increased by $533,261, or 30.8%, for the three months ended December 31, 1997 compared to the three months ended December 31, 1996, due to increased marketing efforts related to the Universe Explorer Caribbean program.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficiency was $8,818,137, and $7,987,670, for December 31, 1997 and September 30, 1997, respectively. The Company's working capital deficiency was primarily due to the inclusion, in non-current assets, of a $4,629,000 deposit securing the Company's FMC bond. The corresponding liability, customer's deposits, is included in current liabilities. The increase in the Company's working capital deficit was the result of cash flow used in investing activities, primarily capital expenditures to the Enchanted Isle for SOLAS modifications.

Cash flows from operations provided $1,060,148 for the first three months of fiscal 1998 and used $900,884 for the first three months of fiscal 1997. Cash flows for the first three months of fiscal 1998 consisted primarily of increases in customer deposits and accounts payable and was offset by increases in prepaid expenses.

At December 31, 1997, the Company owed $20,131,888 to the Company's lender. The loan is secured by substantially all the assets of the Company and bears interest at LIBOR plus 2%.

During Fiscal 1998 the Company will make capital improvements to the Universe Explorer estimated to cost approximately $400,000, in order to have that vessel in full compliance with U.S. Coast Guard interpretations of the SOLAS requirements. The Company intends to fund these costs out of cash from operations.

During fiscal 1998, the Company will also continue to explore the possible acquisition of additional vessels. In this regard, in December 1997, the Company completed a private offering (the "Private Offering") of $2,150,000 in principal amount of 7% convertible debentures (the "Debentures"). The Company sold these debentures at a 20% discount. The Debentures are convertible into shares of Common Stock of the Company at the option of the holder thereof based on the average closing sale price of the Common Stock for the five trading days immediately prior to conversion, but in no event less than $3.131 or more than $4.00 per share. The Debentures are also convertible at the option of the Company, provided the Common Stock trades above a certain price for a specified period. The Company has agreed to register the shares of Common Stock issuable upon conversion of the Debentures, under the Securities Act of 1933, as amended (the "Securities Act"). The Company generated approximately $1,480,800 in proceeds after deducting brokerage commissions and expenses of the Private Offering.

The Company plans to use the proceeds from the Private Offering for general working capital purposes and may use a portion of such proceeds towards the purchase of an additional vessel. The Company is currently in preliminary negotiations regarding the purchase of several different vessels and has not yet reached an agreement in principle regarding the purchase of any specific vessel. In the event the Company reaches such an agreement, it anticipates that such purchase will require additional debt or equity financing, which the Company will attempt to procure at such time.

The Company's computerized reservation system and accounting system have already been reprogrammed to be Year 2000 compliant. The Company has additional computerized systems onboard its vessels that will require some reprogramming which is expected to be carried out during the current fiscal year. The cost of the reprogramming, which is being done by an outside vendor, is not expected to exceed $5,000 per vessel.

INFLATION

The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

Part II:          Other Information


Item 1.  LEGAL PROCEEDINGS
                  Not applicable.

Item 2.  CHANGES IN SECURITIES
                  Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS
                  Not applicable.

Item 5.  OTHER INFORMATION
                  Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------
         27                Financial Data Schedule

B.  Reports on Form 8-k
         No reports on Form 8-k were filed during the quarter ended December 31, 1997.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           COMMODORE HOLDINGS LIMITED
                                  (Registrant)




                                /S/ ALAN PRITZKER
                           ---------------------------

                                  Alan Pritzker
                           Vice President, Finance and
                             Chief Financial Officer
                  (Principal Financial and Accounting Officer)




February 12, 1998

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------

 27               Financial Data Schedule