Form 10-Q
period 1998-03-31
COMMODORE HOLDINGS LTD
filed 1998-05-15
CIK 945524

FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1998

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

                                       N/A
                      ------------------------------------
                      (IRS Employer Identification Number)

      4000 HOLLYWOOD BOULEVARD, SUITE 385, SOUTH TOWER, HOLLYWOOD, FL 33021
      ---------------------------------------------------------------------
                         (Address of Principal Offices)

                                 (954) 967-2100
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                           Common Stock $.01 par value
                           ---------------------------
                                     (Class)

          6,281,933 Shares of Common Stock outstanding at May 14, 1998

                           Commodore Holdings Limited

                                Table of Contents

                                                                  Page No.

Part I Financial Information

     Item 1. Financial Statements
             Consolidated Balance Sheets                                 2
             Consolidated Statements of Earnings                         3
             Consolidated Statement of Stockholders' Equity              4
             Consolidated Statements of Cash Flows                       5
             Notes to Consolidated Financial Statements                  6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8

Part II Other Information

     Item 1. Legal Proceedings                                          10
     Item 2. Changes in Securities                                      10
     Item 3. Defaults upon Senior Securities                            10
     Item 4. Submission of Matters to a Vote of Security Holders        10
     Item 5. Other Information                                          10
     Item 6. A - Exhibits                                               10
             B - Reports on Form 8-K                                    10

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,         SEPTEMBER 30,
                                                          1998                1997
                                                      ------------      ---------------
                                                       (UNAUDITED)          (AUDITED)
                             ASSETS

Current assets
  Cash and cash equivalents                                     $ 2,569,507      $ 3,530,563
  Restricted cash                                                   238,574          191,273
  Trade and other receivables, net                                  440,357          321,191
  Insurance claim receivable                                        179,802          305,038
  Due from affiliate                                                594,857          471,294
  Inventories                                                     1,128,322        1,870,128
  Prepaid expenses                                                3,398,423        3,050,353
  Other current assets                                               76,290           76,290
                                                                -----------      -----------
         Total current assets                                     8,626,132        9,816,130

Property and equipment, net                                      39,201,388       37,193,102

  Long-term receivable - affiliate                                1,166,034        1,117,913
  Investments - restricted                                        4,629,000        4,629,000
  Other assets                                                    2,083,319          361,667
                                                                -----------      -----------
                                                                $55,705,873      $53,117,812
                                                                ===========      ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt                               4,392,408      $ 4,392,408
  Accounts payable                                                5,423,356        5,512,270
  Accrued liabilities                                             1,277,949        1,576,504
  Due to affiliate                                                  974,883          574,873
  Customer deposits                                               7,638,392        5,674,811
  Accrued interest                                                   72,934           72,934
                                                                -----------      -----------
          Total current liabilities                              19,779,922       17,803,800

Long-term debt                                                   14,641,379       16,837,582

Convertible subordinated debentures                               2,150,000             --

Minority interest in subsidiary                                      79,552          135,037

Stockholders' equity
  Preferred stock - authorized 10,000,000 shares
   of $.01 par value; issued and outstanding 442,055
   shares in 1998 and 1,027,230 in 1997                               4,420           10,272
  Common stock - authorized 100,000,000 shares
   of $.01 par value; issued  and outstanding
   6,181,933 shares in 1998 and 5,581,933 in 1997                    61,819           55,819
  Paid-in capital                                                14,197,953       14,012,051
  Retained earnings                                               4,790,828        4,263,251
                                                                -----------      -----------
          Total stockholders' equity                             19,055,020       18,341,393
                                                                -----------      -----------

                                                                $55,705,873      $53,117,812
                                                                ===========      ===========


The accomppanying notes are an integral part of these statements        Page 2

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
      FOR THE THREE MONTHS AND FOR SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        MARCH 31,                              MARCH 31,
                                              ------------------------------        ------------------------------
                                                  1998              1997                1998              1997
                                              -----------       ------------        -----------       ------------
Revenues                                      $13,857,825       $ 13,773,240        $25,385,648       $ 25,907,727

Expenses
  Operating                                    10,703,128         11,257,595         19,051,803         20,700,484
  Marketing, selling and administrative         1,767,927          2,009,314          3,990,585          3,742,908
  Depreciation and amortization                   546,786            419,201          1,055,983            910,900
                                              -----------       ------------       ------------       ------------
                                               13,017,841         13,686,110         24,098,371         25,354,292
                                              -----------       ------------       ------------       ------------

Operating income                                  839,984             87,130          1,287,277            553,435

Other income (expense)
  Other income                                       --                 --                 --                 --
  Interest income                                 113,776             97,973            259,290            200,781
  Interest expense                               (422,283)          (473,494)          (886,309)          (955,837)
  Minority interest in loss of
   consolidated joint venture                     100,614            453,971            154,943            542,048
                                              -----------       ------------       ------------       ------------
                                                 (207,893)            78,450           (472,076)          (213,008)
                                              -----------       ------------       ------------       ------------

  Earnings before provision for
   income taxes                                   632,091            165,580            815,201            340,427

Provision for income taxes                           --                 --                 --                 --
                                              -----------       ------------       ------------       ------------

Provision for preferred stock dividend             69,500             70,000            142,000            140,000
                                              -----------       ------------       ------------       ------------

  Net earnings available for
   common stockholders                       $    562,591       $     95,580       $    673,201       $    200,427
                                             ============       ============       ============       ============

Earnings per share available for common
 stockholders - Basic                        $       0.10       $       0.02       $       0.12       $       0.04
                                             ============       ============       ============       ============

Weighted average number of common stock
 outstanding - Basic                            5,605,266          5,581,933          5,593,471          5,581,933
                                             ============       ============       ============       ============

Earnings per share available for common
 stockholders - Diluted                      $       0.08       $       0.02       $       0.12       $       0.05
                                             ============       ============       ============       ============

Weighted average number of common stock
 outstanding - Diluted                          7,939,137          6,964,586          7,445,053          6,924,313
                                             ============       ============       ============       ============




The accompanying note are an integral part of these statements          Page 3

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                 PREFERRED STOCK          COMMON STOCK
                             ---------------------   ----------------------   ADDITIONAL
                               NUMBER OF     PAR      NUMBER OF      PAR        PAID-IN        RETAINED
                                SHARES      VALUE       SHARES       VALUE      CAPITAL        EARNINGS           TOTAL
                             -----------   -------   ----------     -------   -----------      ---------       -----------
Balances at
September 30, 1997            1,027,230    $10,272   5,581,933      $55,819   $14,012,051      4,263,251       $18,341,393

Fair value of options to
 nonemployees                       --         --          --           --        126,751            --            126,751

Conversion of Preferred
 to Common                     (600,000)    (6,000)    600,000       6,000

Preferred stock dividend         14,825        148         --          --          59,151       (287,624)         (228,325)

Net earnings                        --         --          --          --             --         815,201           815,201
                              ---------    -------   ---------     -------    -----------      ---------       -----------
Balances at
March 31, 1998                  442,055    $ 4,420   6,181,933     $61,819    $14,197,953      4,790,828       $19,055,020
                              =========    =======   =========     =======    ===========      =========       ===========



The accompanying notes are an integral part of these statements          Page 4

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                      1998             1997
                                                                 ------------      ------------
Cash flows from operating activities
  Net earnings                                                   $   815,201       $   340,427
  Adjustments to reconcile net earnings to net cash
   provided by operating activities
     Depreciation of property and equipment                        1,055,983           910,900
     Amortization of deferred drydock                                916,809           606,391
     Fair value of options to nonemployees                           126,751             9,600
    (Increase) decrease in operating assets
     Restricted cash                                                 (47,301)        1,035,057
     Trade and other receivables                                    (119,166)          254,410
     Insurance receivable                                            125,236           923,899
     Due from affiliate                                             (123,563)             --
     Inventory                                                       741,806           623,641
     Prepaid expenses and other current assets                    (1,264,879)         (322,386)
     Other assets                                                      2,500             6,250
    Increase (decrease) in operating liabilities
     Accounts payable                                                (88,914)       (1,933,359)
     Accrued liabilities                                            (298,555)         (358,870)
     Due to affiliate                                                400,010           800,419
     Customer deposits                                             1,963,581          (819,938)
     Accrued interest                                                   --               5,166
                                                                 -----------       -----------

         Net cash provided by operating activities                 4,205,499         2,081,607

Cash Flows from investing activities
  Capital expenditures                                            (3,064,269)         (524,257)
  Long-term receivable - affiliate                                   (48,121)             --
  Deposit on vessel charter                                       (1,000,000)             --
  (Decrease) in minority interest in subsidiary                      (55,485)          (42,099)
                                                                 -----------       -----------
         Net cash used in investing activities                    (4,167,875)         (566,356)

Cash flows from financing activities
  Principal payments of long-term debt                            (2,196,203)         (812,960)
  Proceeds from sale of convertible subordinated debentures        1,425,848              --
  Preferred stock dividends paid                                    (228,325)         (200,949)
                                                                 -----------       -----------
         Net cash used in financing activities                      (998,680)       (1,013,909)
                                                                 -----------       -----------

Net (decrease) increase in cash and cash equivalents                (961,056)          501,342

Cash and cash equivalents at beginning of period                   3,530,563         3,476,165
                                                                 -----------       -----------
Cash and cash equivalents at end of period                       $ 2,569,507       $ 3,977,507
                                                                 ===========       ===========

Supplemental disclosure of cash flow information
  Cash paid during the period for interest                       $   845,707       $   966,470
                                                                 ===========       ===========
  Cash paid during the period for taxes                          $      --         $      --
                                                                 ===========       ===========


The accompanying notes are an integral part of these statements          Page 5

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The Financial Statements for the six months ended March 31, 1998 and 1997, included herein have been prepared by Commodore Holdings Limited (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which are, in the opinion of management, necessary for a fair statement for the results of the three and six months are included. Certain information and footnote disclosure normally included in Financial Statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 1997, contained in the Company's annual report on Form 10-K.

2. Fair value of options to nonemployees. During the first six months of fiscal 1998, the Company issued warrants to purchase 379,952 shares of common stock to nonemployees providing a variety of consulting services to the Company. Under the application of FASB #123 the Company has valued these warrants at approximately $403,000. Accordingly, this amount is being recognized over the various vesting periods of the warrants.

3. Earnings Per Share. The Company's basic earnings per share is calculated by dividing net earnings available for common stockholders by the weighted average shares outstanding during the period. The computation of diluted earnings per share includes all dilutive common stock equivalents in the weighted average shares outstanding.

Financial Accounting Standards Board (FASB) Statement No. 128 "Earnings Per Share" requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computation is as follows:


THREE             NET                                         NET
MONTHS ENDED      EARNINGS-         BASIC            BASIC    EARNINGS-         DILUTED          DILUTED
MARCH 31,         BASIC             SHARES           EPS      DILUTED           SHARES           EPS
------------      ---------         ---------        -----    ---------         ---------        -------

1998              $562,591          5,605,266        $0.10    $670,134          7,939,137        $0.08

1997              $ 95,580          5,581,933        $0.02    $165,580          6,964,586        $0.02


SIX               NET                                         NET
MONTHS ENDED      EARNINGS-         BASIC            BASIC    EARNINGS-         DILUTED          DILUTED
MARCH 31,         BASIC             SHARES           EPS      DILUTED           SHARES           EPS
------------      ---------         ---------        -----    ---------         ---------        -------
1998              $673,201          5,593,471        $0.12    $859,398          7,445,053        $0.12

1997              $200,427          5,581,933        $0.04    $340,427          6,942,313        $0.05

Included in diluted shares are common stock equivalents relating to options, warrants, convertible debt and preferred stock of 2,333,871 and 1,382,653 for the three months ended March 31, 1998 and 1997, respectively and 1,851,582 and 1,342,380 for the six months ended March 31, 1998 and 1997, respectively. Net earnings were adjusted to calculate the diluted earnings per share by adding back $107,543 and $186,197 of provision for preferred stock dividend and interest expense relating to the convertible debentures, for the three and six months ending March 31, 1998, respectively. Net earnings were adjusted to calculate the diluted earnings per share by adding back $70,000 and $140,000 of provision for preferred stock dividend for the three and six months ending March 31, 1997, respectively.

4. Debt offering. In December, 1997 the Company sold $2,150,000 of its 7% convertible subordinated debentures that become due on December 31, 2003. The Company sold these debentures at a 20% discount. The net proceeds to the Company were $1,425,848 after deducting brokers' commissions and expenses of the offering. The discount and expenses of the offering totaled approximately $724,152 and are included in Other assets. This amount is being charged to interest expense over the term of the debentures.

5. Joint Venture. In March 1998 the Company chartered the Enchanted Capri (ex-Island Holiday) for a period ending on January 1, 2003. In April 1998 the Company entered into an agreement for a joint venture ("Capri Cruises") with Casino America Inc., the owner and operator of five riverboat and dockside casinos. Pursuant to the agreement Casino America and the Company will jointly operate cruises in strategic markets. The Enchanted Capri is the first ship that will be operated by Capri Cruises. The Company has assigned its deposit on the charter of the Enchanted Capri to Capri Cruises and is reflecting its $1,000,000 downpayment made in March 1998 for the charter of the ship under Other assets. The Enchanted Capri will begin operating a series of two- and five-day cruises, from New Orleans, in June 1998.

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

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997
Three Months Ended March 31, 1998, Compared to Three Months Ended March 31, 1997

Revenues increased by $84,585, or 0.6%, for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 primarily due to higher passenger yields on the Company's New Orleans program as well as an increase in the amount paid for the adult spaces utilized by the Semester-at-Sea program on the Universe Explorer. These increases were partially offset by the Universe Explorer operating only 21 days for its Caribbean program in January 1998 versus 28 days in January 1997.

The Company's operating expenses decreased by $554,467, or 4.9%, primarily due to lower worldwide fuel costs as well as lower food costs, on the Enchanted Isle, achieved through better purchasing policies. Additionally, the Universe Explorer was out of service for 14 days in January 1998 to carry out additional SOLAS modifications to the vessel. The Company's marketing, selling and administrative expenses decreased by $241,387, or 12.0%, for the three months ended March 31, 1998 compared to the three months ended March 31, 1997, due to lower marketing costs as a result of the early strong demand for the Enchanted Isle's 7-day Caribbean cruise program out of New Orleans.

Depreciation expense for the quarter ended March 31, 1998 increased by $127,585 or 30.4% due to the additional capital expenditures incurred by the Company in conjunction with meeting its SOLAS requirements on the two vessels.

Seawise's interest in the Company's Sea-Comm joint venture is reflected in the $100,614 and $453,971 line item for "Minority interest in loss of consolidated joint venture" for the three months ended March 31, 1998 and 1997. Sea-Comm lost $201,429 during the three months ended March 31, 1998 versus $908,851 during the three months ended March 31, 1997. The decrease in the losses was due primarily to an increase in the amount paid by Seawise to Sea-Comm for cabins on the Universe Explorer during fiscal 1998.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
Six Months Ended March 31, 1998, Compared to Six Months Ended March 31, 1997

Revenues decreased by $522,079, or 2.0%, for the six months ended March 31, 1998 compared to the six months ended March 31, 1997 primarily due to 21 fewer operating days on the Enchanted Isle in October 1998. The Enchanted Isle was in drydock to effect the necessary repairs and modifications to comply with the SOLAS requirements for that vessel. The Universe Explorer operated only 21 days for its Caribbean program in January 1998 versus 28 days in January 1997,which also adversely affected revenues.

The Company's operating expenses decreased by $1,648,681, or 8.0%, primarily due to 28 fewer operating days in the first six months of fiscal 1998. Additionally the Company's fuel expense was lower than the comparable six months in fiscal 1997 due to lower worldwide fuel prices and the Universe Explorer being out of service for 14 days in January 1998 to carry out additional SOLAS modifications to the vessel. The Company's marketing, selling and administrative expenses increased by $247,677, or 6.6%, for the six months ended March 31, 1998 compared to the six months ended March 31, 1997, due to increased marketing efforts related to the Universe Explorer Caribbean program.

Seawise's interest in the Company's Sea-Comm joint venture is reflected in the $154,943 and $542,048 line item for "Minority interest in loss of consolidated joint venture" for the six months ended March 31, 1998 and 1997. Sea-Comm lost $310,196 during the first six months of fiscal 1998 versus $1,085,181 during the first six months of fiscal 1997. The decrease in the losses was due primarily to an increase in the amount paid by Seawise to Sea-Comm for cabins on the Universe Explorer during fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficiency was $11,153,790, and $7,987,670, for March 31, 1998 and September 30, 1997, respectively. The Company's working capital deficiency was primarily due to the inclusion, in non-current assets, of a $4,629,000 deposit securing the Company's FMC bond. The corresponding liability, customer deposits, is included in current liabilities. The other increases in the Company's working capital deficit were the result of cash flow used in investing activities, primarily capital expenditures to the Enchanted Isle and the Universe Explorer for SOLAS modifications as well an increase in customer deposits due to increased demand for the Company's cruises in the Caribbean and Alaska.

Cash flows from operations provided $4,205,499 and $2,081,607 for the first six months of fiscal 1998 and 1997, respectively. The improvement in cash flows for fiscal 1998 is primarily attributable to the improvement in net earnings, which was partially offset by increases in prepaid expenses associated with drydock expenses. The lower cash flows for fiscal 1997 primarily represent a decrease in restricted cash which resulted from a more favorable credit card processing agreement entered into by the Company in November 1996, which was partially offset by increases in accounts payable.

Cash flows from investing activities used $4,167,875 and $566,356 for the six months ended March 31, 1998 and 1997, respectively. During the six months ended March 31, 1998 the Company invested $3,064,269 in capital expenditures for SOLAS work on both of the Company's vessels as well as $1,000,000 as a downpayment for the charter of the Company's third vessel.

Cash flows from financing activities used $998,680 during the six months ended March 31, 1998 compared to $1,013,909 during the six months ended March 31, 1997. This decrease was primarily due to the receipt of $1,425,848 in proceeds from the Company's private offering described below, which was partially offset by an increase in principal payments on the Company's long-term debt associated with the commencement of additional principal payments pursuant to the terms of the Company's loan agreement.

At March 31, 1998, the Company owed $19,033,787 to the Company's lender. The loan is secured by substantially all the assets of the Company and bears interest at LIBOR plus 2%.

In December 1997, the Company completed a private offering (the "Private Offering") of $2,150,000 in principal amount of 7% convertible debentures (the "Debentures"). The Company sold these debentures at a 20% discount. The Debentures are convertible into shares of Common Stock of the Company at the option of the holder thereof based on the average closing sale price of the Common Stock for the five trading days immediately prior to conversion, but in no event less than $3.131 or more than $4.00 per share. The Debentures are also convertible at the option of the Company, provided the Common Stock trades above a certain price for a specified period. The Company has registerd the shares of Common Stock issuable upon conversion of the Debentures, under the Securities Act of 1933, as amended (the "Securities Act"). The Company generated $1,425,848 in proceeds after deducting brokerage commissions and expenses of the Private Offering.

The Company used the proceeds from the Private Offering primarily to enter into a contract with Cruise Charter, Ltd. for the charter of the M/V Enchanted Capri (ex-Island Holiday).

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income" and No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in fiscal 1999. The Company has not assessed the effect that these new standards will have on its consolidated financial statements and/or disclosures.

The Company's computerized reservation system and accounting system have already been reprogrammed to be Year 2000 compliant. The Company has additional computerized systems onboard its vessels that will require some reprogramming which is expected to be carried out during the current fiscal year. The cost of the reprogramming, which is being done by an outside vendor is not expected to exceed $5,000 per vessel.

INFLATION

The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

Part II:       Other Information


Item 1.  LEGAL PROCEEDINGS
               Not applicable.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) On December 24, 1997, the Company granted warrants to purchase an aggregate of 54,952 shares of Common Stock to a broker dealer and officers and partners of a second broker dealer in connection with the Private Offering. The warrants are exercisable at $3.76 per share, which exceeded the market value of the Common Stock on the date of grant, and expire on December 15, 2002. The grant of warrants was exempt from registration pursuant to Section 4(2) and/or Regulation D of the Securities Act.

         On February 18, 1998, the Company granted warrants to purchase an aggregate of 300,000 shares of Common Stock to the officers and partners of a broker dealer in exchange for financial consulting services. The warrants are exercisable at $3.30 per share, which exceeded the market value of the Common Stock on the date of the grant, and expire on February 17, 2003. The grant of warrants was exempt from registration pursuant to Section 4(2) of the Securities Act.

         On March 2, 1998, the Company granted warrants to purchase an aggregate of 25,000 shares of Common Stock to three persons in exchange for financial consulting services. The warrants are exercisable at $4.00 per share, which exceeded the market value of the Common Stock on the date of the grant, and expire on March 2, 2003. The grant of warrants was exempt from registration pursuant to Section 4(2) of the Act.

         On March 9, 1998, the Company issued 100,000 shares of its Common Stock to a ship broker as payment for a brokerage commission due in connection with the Company's charter of the M/V Enchanted Capri (formerly M/V Island Holiday). Such shares are being held in escrow pending delivery of the ship. The number of shares of Common Stock issued to the broker was based on the fair market value of the Common Stock on the date of issuance thereof. The issuance of the Common Stock was exempt from registration pursuant to Section 4(2) of the Act.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
               Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS


         (a) The Annual Meeting of Shareholders was held on Wednesday, February 11, 1998 at the offices of Broad and Cassel, Miami Center, 201 Biscayne Boulevard, Suite 3000, Miami, FL 33131.

         (b) The following individuals were elected directors until the annual meeting of shareholders to be held in the year 2001 or until their successors are elected and qualified:

                                            VOTES AGAINST     ABSTENTIONS AND
                              VOTES FOR     OR WITHHELD       BROKER NON-VOTES
                              ---------     -------------     ----------------
         Jeffrey I. Binder    4,027,269        13,800         -
         Frederick A. Mayer   4,031,869        9,200          -

         All of the nominees were members of the previous Board of Directors and there has been no change in the Board of Directors as a result of this election. The term of office for each of the following directors continued after the meeting: Mark Maged, Ralph DeMartino, Arnold Francis and Gordon Hill.

         (c) The shareholders also voted to appoint Grant Thornton LLP as the Company's independent auditors for the 1998 fiscal year and to authorize the Board of Directors to set their fee.

                                            VOTES AGAINST     ABSTENTIONS AND
                              VOTES FOR     OR WITHHELD       BROKER NON-VOTES
                              ---------     -------------     ----------------
                              4,019,519        11,500         10,050

Item 5.  OTHER INFORMATION
               Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------
         27                Financial Data Schedule

B. Reports on Form 8-k
      No reports on Form 8-k were filed during the quarter ended March 31, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             COMMODORE HOLDINGS LIMITED
                                                 (Registrant)




                                            /s/ ALAN PRITZKER
                                            -----------------------
                                            ALAN PRITZKER
                                            VICE PRESIDENT, FINANCE AND
                                            CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL AND ACCOUNTING
                                            OFFICER)


May 15, 1998

                                 EXHIBIT INDEX


EXHIBIT          DESCRIPTION
-------          -----------

  27             Financial Data Schedule