Form 10-Q
period 1998-06-30
COMMODORE HOLDINGS LTD
filed 1998-08-14
CIK 945524

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1998


                         Commission File Number: 0-20961


                           COMMODORE HOLDINGS LIMITED
             (Exact Name of Registrant as Specified in its Charter)


                                     BERMUDA
         (State or other Jurisdiction of incorporation or organization)


                                       N/A
                      (IRS Employer Identification Number)

      4000 HOLLYWOOD BOULEVARD, SUITE 385, SOUTH TOWER, HOLLYWOOD, FL 33021
                         (Address of Principal Offices)

                                 (954) 967-2100
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.


                                 Yes  [X]    No [ ]


                           Common Stock $.01 par value
                                     (Class)

         7,261,488 Shares of Common Stock outstanding at August 12, 1998

                           Commodore Holdings Limited


                               Table of Contents

                                                                        PAGE NO.
                                                                        --------

Part I Financial Information

     Item 1. Financial Statements
                Consolidated Balance Sheets                                    2
                Consolidated Statements of Earnings                            3
                Consolidated Statement of Stockholders' Equity                 4
                Consolidated Statements of Cash Flows                          5
                Notes to Consolidated Financial Statements                     6

     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           8

Part II Other Information

     Item 1. Legal Proceedings                                                11
     Item 2. Changes in Securities and Use of Proceeds                        11
     Item 3. Defaults upon Senior Securities                                  11
     Item 4. Submission of Matters to a Vote of Security Holders              11
     Item 5. Other Information                                                11
     Item 6. A - Exhibits                                                     11
             B - Reports on Form 8-K                                          11

Part I: Financial Information
Item 1: Financial Statements

                                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,                   SEPTEMBER 30,
                                                                       1998                         1997
                                                               ----------------------      -----------------------
                                                                    (UNAUDITED)                   (AUDITED)
                                                     ASSETS

Current assets
     Cash and cash equivalents                                 $           5,445,634       $            3,530,563
     Restricted cash                                                       3,279,982                      191,273
     Trade and other receivables, net                                        487,375                      321,191
     Insurance claim receivable                                                    -                      305,038
     Due from affiliate                                                            -                      471,294
     Inventories                                                             933,436                    1,870,128
     Prepaid expenses                                                      3,159,994                    3,050,353
     Other current assets                                                     76,290                       76,290
                                                               ---------------------       ----------------------
             Total current assets                                         13,382,711                    9,816,130

Property and equipment, net                                               39,208,318                   37,193,102

     Long-term receivable - affiliate                                      1,190,049                    1,117,913
     Investments - restricted                                              4,629,000                    4,629,000
     Investment in unconsolidated joint venture                            1,994,516                            -
     Other assets                                                            357,530                      361,667
                                                               ---------------------       ----------------------

                                                               $          60,762,124       $           53,117,812
                                                               =====================       ======================


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Current portion of long-term debt                         $           4,392,408       $            4,392,408
     Accounts payable                                                      5,636,114                    5,512,270
     Accrued liabilities                                                   2,256,147                    1,576,504
     Due to affiliates                                                       575,152                      574,873
     Customer deposits                                                    10,294,052                    5,674,811
     Accrued interest                                                         72,934                       72,934
                                                               ---------------------       ----------------------
             Total current liabilities                                    23,226,807                   17,803,800

Long-term debt                                                            13,543,277                   16,837,582

Minority interest in subsidiary                                              329,492                      135,037

Stockholders' equity
     Preferred stock - authorized 10,000,000 shares
      of $.01 par value; issued and outstanding, 0 in
      1998 and 1,027,230 in 1997                                                   -                       10,272
     Common stock - authorized 100,000,000 shares
      of $.01 par value; issued  and outstanding
      7,261,488 shares in 1998 and 5,581,933 in 1997                          72,614                       55,819
     Paid-in capital                                                      16,360,426                   14,012,051
     Retained earnings                                                     7,229,508                    4,263,251
                                                               ---------------------       ----------------------
             Total stockholders' equity                                   23,662,548                   18,341,393
                                                               ---------------------       ----------------------

                                                               $          60,762,124       $           53,117,812
                                                               =====================       ======================


The accompanying notes are an integral part of these statements           Page 2

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
    FOR THE THREE MONTHS AND FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                              JUNE 30,                               JUNE 30,
                                                        1998            1997                   1998           1997
                                                   --------------------------------       -------------------------------

Revenues                                           $   19,630,582   $   14,218,470        $   45,016,230  $   40,126,197

Expenses
     Operating                                         12,755,888       11,038,562            31,807,691      31,739,046
     Marketing, selling and administrative              3,097,121        2,123,908             7,087,706       5,866,816
     Depreciation and amortization                        510,756          470,797             1,566,739       1,381,697
                                                   -------------------------------        ------------------------------
                                                       16,363,765       13,633,267            40,462,136      38,987,559
                                                   -------------------------------        ------------------------------

Operating income                                        3,266,817          585,203             4,554,094       1,138,638

Other income (expense)
     Interest income                                      114,601          135,651               373,891         336,432
     Interest expense                                    (437,583)        (456,720)           (1,323,622)     (1,412,557)
     Equity in net loss of unconsolidated
      joint venture                                      (255,484)               -              (255,484)              -
     Minority interest in (earnings) loss of
      consolidated joint venture                         (249,941)         429,198               (94,998)        971,246
                                                   -------------------------------        ------------------------------
                                                         (828,407)         108,129            (1,300,213)       (104,879)
                                                   -------------------------------        ------------------------------

      Earnings before provision for
       income taxes                                     2,438,410          693,332             3,253,881       1,033,759

Provision for income taxes                                      -                -                     -               -
                                                   -------------------------------        ------------------------------

Provision for preferred stock dividend                     28,000           70,000               170,000         210,000
                                                   -------------------------------        ------------------------------

      Net earnings available for
       common stockholders                         $    2,410,410     $    623,332        $    3,083,881     $   823,759
                                                   ===============================        ==============================

Earnings per share available for common
 stockholders - Basic                              $         0.36     $       0.11        $         0.52     $      0.15
                                                   ===============================        ==============================

Weighted average number of common stock
 outstanding - Basic                                    6,717,900        5,581,933             5,969,563       5,581,933
                                                   ===============================        ==============================

Earnings per share available for common
 stockholders - Diluted                            $         0.29     $       0.10        $         0.42     $      0.15
                                                   ===============================        ==============================

Weighted average number of common stock
 outstanding - Diluted                                  8,367,063        6,799,339             7,955,616       6,889,437
                                                   ===============================        ==============================

The accompanying notes are an integral part of these statements           Page 3

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                 PREFERRED STOCK          COMMON STOCK
                             ------------------------------------------------  ADDITIONAL
                              NUMBER OF      PAR      NUMBER OF      PAR        PAID-IN        RETAINED
                                SHARES      VALUE       SHARES       VALUE      CAPITAL        EARNINGS         TOTAL
                             ----------------------------------------------------------------------------------------------
Balances at
September 30, 1997              1,027,230    $10,272    5,581,933    $55,819    $14,012,051       4,263,251    $18,341,393

Fair value of options to
 nonemployees                           -          -            -          -        211,135               -        211,135

Preferred stock dividend           14,825        148            -          -         59,151        (287,624)      (228,325)

Conversion of preferred
 stock to common stock         (1,042,055)   (10,420)   1,042,055     10,420              -               -              -

Conversion of subordinated
 debentures to common
 stock                                  -          -      537,500      5,375      1,479,089               -      1,484,464

Issuance of common stock                -          -      100,000      1,000        599,000               -        600,000
Net earnings                            -          -            -          -              -       3,253,881      3,253,881
                             ---------------------------------------------------------------------------------------------
Balances at
June 30, 1998                           -    $     -    7,261,488    $72,614    $16,360,426       7,229,508    $23,662,548
                             =============================================================================================

The accompanying notes are an integral part of these statements           Page 4

                               COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                               (UNAUDITED)

                                                                         1998                   1997
                                                                    ----------------       ----------------
Cash flows from operating activities
     Net earnings                                                   $     3,253,881        $     1,033,759
     Adjustments to reconcile net earnings to net cash
      provided by operating activities
          Depreciation of property and equipment                          1,566,739              1,381,697
          Amortization of deferred drydock                                1,363,524                892,919
          Fair value of options to nonemployees                             211,135                 39,600
        (Increase) decrease in operating assets
          Restricted cash                                                (3,088,709)             1,236,950
          Trade and other receivables                                      (166,184)              (436,733)
          Insurance claim receivable                                        305,038              1,551,549
          Due from affiliate                                                471,294                 (1,220)
          Inventories                                                       936,692                710,009
          Prepaid expenses and other current assets                      (1,473,165)              (894,311)
          Other assets                                                        4,137                  8,750
        Increase (decrease) in operating liabilities
          Accounts payable                                                  123,844             (1,802,670)
          Accrued liabilities                                               679,643                590,329
          Due to affiliates                                                     279                300,469
          Customer deposits                                               4,619,241                584,842
          Accrued interest                                                        -                 (3,650)
                                                                    ---------------        ---------------

             Net cash provided by operating activities                    8,807,389              5,192,289

Cash Flows from investing activities
     Capital expenditures                                                (3,581,955)            (2,126,614)
     Long-term receivable - affiliate                                       (72,136)                     -
     Investment in unconsolidated joint venture                          (1,994,516)                     -
     Minority interest in subsidiary                                        194,455                 28,654
                                                                    ---------------        ---------------
             Net cash used in investing activities                       (5,454,152)            (2,097,960)

Cash flows from financing activities
     Principal payments of long-term debt                                (3,294,305)            (1,902,246)
     Proceeds from sale of convertible subordinated debentures            1,484,464                      -
     Proceeds from issuance of common stock                                 600,000                      -
     Preferred stock dividends paid                                        (228,325)              (200,948)
                                                                    ---------------        ---------------
             Net cash used in financing activities                       (1,438,166)            (2,103,194)
                                                                    ---------------        ---------------

Net increase in cash and cash equivalents                                 1,915,071                991,135

Cash and cash equivalents at beginning of period                          3,530,563              3,476,165
                                                                    ---------------        ---------------

Cash and cash equivalents at end of period                          $     5,445,634        $     4,467,300
                                                                    ===============        ===============

Supplemental disclosure of cash flow information
     Cash paid during the period for interest                       $     1,259,905        $     1,423,190
                                                                    ===============        ===============
     Cash paid during the period for taxes                          $             -        $             -
                                                                    ===============        ===============

The accompanying notes are an integral part of these statements           Page 5

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Financial Statements for the nine months ended June 30, 1998 and 1997, included herein have been prepared by Commodore Holdings Limited (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which are, in the opinion of management, necessary for a fair statement for the results of the three and nine months are included. Certain information and footnote disclosure normally included in Financial Statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 1997, contained in the Company's annual report on Form 10-K.

2. Fair value of options to nonemployees. During the first nine months of fiscal 1998, the Company issued warrants to purchase 429,952 shares of common stock to nonemployees providing primarily a variety of consulting services to the Company. Under the application of FASB #123 the Company has valued these warrants at approximately $453,000. Accordingly, this amount is being recognized over the various vesting periods of the warrants.

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

THREE             NET                                            NET
MONTHS ENDED      EARNINGS-         BASIC            BASIC       EARNINGS-         DILUTED          DILUTED
JUNE 30,          BASIC             SHARES           EPS         DILUTED           SHARES           EPS
------------      ---------         ------           -----       ---------         -------          -------

1998              $2,410,410        6,717,900        $0.36       $2,457,387        8,367,063        $0.29

1997              $  623,332        5,581,933        $0.11       $693,332          6,799,339        $0.10

THREE             NET                                            NET
MONTHS ENDED      EARNINGS-         BASIC            BASIC       EARNINGS-         DILUTED          DILUTED
JUNE 30,          BASIC             SHARES           EPS         DILUTED           SHARES           EPS
------------      ---------         ------           -----       ---------         -------          -------

1998              $3,083,881        5,969,563        $0.52       $3,317,055        7,955,616        $0.42

1997              $  823,759        5,581,933        $0.15       $1,033,759        6,889,437        $0.15


Included in diluted shares are common stock equivalents relating to options, warrants, convertible debt and preferred stock of 1,648,163 and 1,217,406 for the three months ended June 30, 1998 and 1997, respectively and 1,986,053 and 1,307,504 for the nine months ended June 30, 1998 and 1997, respectively. Net earnings were adjusted to calculate the diluted earnings per share by adding back $46,977 and $233,174 of provision for preferred stock dividend and interest expense, relating to the convertible debentures, for the three and nine months ending June 30, 1998, respectively. Net earnings were adjusted to calculate the diluted earnings per share by adding back $70,000 and $210,000 of provision for preferred stock dividend for the three and nine months ending June 30, 1997, respectively.

4. Debt offering. In December, 1997 the Company sold $2,150,000 of its 7% convertible subordinated debentures that were due on December 31, 2003. The Company sold these debentures at a 20% discount. In May, 1998 the Company exercised its right to demand conversion of the debentures into common stock at $4.00 per share. The net proceeds to the Company were approximately $1,425,848 after deducting brokers' commissions and expenses of the offering. The company had charged $58,616 of the discount and expenses of the offering to interest expense and added $1,484,464 to Stockholders' equity after the conversion.

5. Joint Venture. In March 1998 the Company chartered the M/V Enchanted Capri (formerly the Island Holiday) for a period ending on January 1, 2003. In April 1998 the Company entered into an agreement for a joint venture ("Capri Cruises") with Casino America Inc., the owner and operator of five riverboat and dockside casinos. The Company assigned its rights under the Enchanted Capri charter agreement to Capri Cruises. Each company owns 50% of the joint venture. Pursuant to the agreement Casino America and the Company will jointly operate cruises in strategic markets. The Enchanted Capri is the first ship operated by Capri Cruises and began service in June 1998 operating a series of two- and five-day cruises, from New Orleans. The Company is accounting for the joint venture under the equity method. A condensed summary of the assets and liabilities and results of operations of the joint venture follows:

                                                                   AS OF
                                                                   JUNE 30, 1998
                                                                   -------------
                                                                    (UNAUDITED)

Current assets                                                     $ 3,109,036
Property and equipment                                               2,881,799
ther assets                                                            979,351
                                                                   -----------
                                                                     6,970,186
                                                                   -----------

Current liabilities                                                  2,735,468
Other liabilities                                                      245,685
                                                                   -----------
                                                                     2,981,153
Partners' capital accounts                                           3,989,033
                                                                   -----------
                                                                   $ 6,970,186
                                                                   -----------

                                                             THREE MONTHS ENDED
                                                             JUNE 30, 1998
                                                             -------------
                                                               (UNAUDITED)

Revenues                                                      $  989,446
Expenses                                                       1,500,413
                                                              ----------
Net loss                                                      $ (510,967)
                                                              ----------

6. On April 22, 1998 the Company borrowed $1,500,000, on an unsecured basis, from an unrelated third party. The Company paid interest of $40,000 (8%) at the time of the loan and the loan is due in full on August 20, 1998.

7. The Company issued 100,000 shares of its common stock to an unrelated third party for a brokerage commission due in connection with the Company's charter of the M/V Enchanted Capri (formerly M/V Island Holiday). The number of shares of Common Stock issued to the broker was based on the fair market value of the Common Stock on the date of issuance thereof. The shares were valued at the market price on the day of delivery of the ship.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is an analysis of the Company's results of operations, liquidity and capital resources. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include competing in a saturated industry against modern and larger fleets; the ability of the Company to obtain additional financing for the acquisition of additional ships; a high percentage of debt on assets owned by the Company; the potential for additional governmental regulations; the need for expensive upgrades and/or maintenance to aging vessels; general economic factors in markets where the Company operates; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1998 AND 1997
Three Months Ended June 30, 1998, Compared to Three Months Ended June 30, 1997

Revenues increased by $5,412,112, or 38.1%, for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 primarily due to higher passenger yields and an eight day charter on the Company's New Orleans program, improved passenger counts on the Universe Explorer during the Alaska season as well as an increase in the amount paid by Seawise for the adult spaces utilized by the Semester-at-Sea program. This increase was also attributable to the additional sailings operated by the Universe Explorer in 1998 compared to 1997 when the Universe Explorer was out of service for 24 days in May and June of 1997 for SOLAS modifications.

The Company's operating expenses increased by $1,717,326, or 15.6%, primarily due to additional sailings operated by the Universe Explorer during 1998. The increase was partially offset by lower worldwide fuel costs as well as lower food costs, on the Enchanted Isle, achieved through better purchasing policies. The Company's marketing, selling and administrative expenses increased by $973,213, or 45.8%, for the three months ended June 30, 1998 compared to the three months ended June 30, 1997, primarily due to additional sailings operated by the Universe Explorer during 1998 and the recognition of marketing, selling and administrative expenses for World Explorer Cruises.

Depreciation expense for the quarter ended June 30, 1998 increased by $39,959 or 8.5%, primarily due to the additional capital expenditures incurred by the Company in conjunction with meeting its SOLAS requirements on the two vessels.

"Equity in loss of unconsolidated joint venture" during 1998 represents initial losses associated with the Company's start-up of the Capri Cruises joint venture in June 1998. Capri Cruises presently operates one vessel on two- and five-day cruises from New Orleans.

Seawise's interest in the Company's Sea-Comm joint venture is reflected in the ($249,941) and $429,198 line item for "Minority interest in loss of consolidated joint venture" for the three months ended June 30, 1998 and 1997, respectively. Sea-Comm earned $500,382 during the three months ended June 30, 1998 versus the $201,429 loss during the three months ended June 30, 1997. The improvement in earnings was due primarily to improved passenger counts on the Universe Explorer during the Alaska season as well as an increase in the amount paid by Seawise for the adult spaces utilized by the Semester-at-Sea program.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
Nine months Ended June 30, 1998, Compared to Nine months Ended June 30, 1997

Revenues increased by $4,890,033, or 12.2%, for the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997 primarily due to higher passenger yields and an eight day charter on the Company's New Orleans program, improved passenger counts on the Universe Explorer during the Alaska season as well as an increase in the amount paid by Seawise for the adult spaces utilized by the Semester-at-Sea program. This increase was partially offset by three fewer sailings aboard the Enchanted Isle during October 1998 when the Enchanted Isle was in drydock to effect the necessary repairs and modifications to comply with the SOLAS requirements for that vessel. The Universe Explorer operated only 21 days for its Caribbean program in January 1998 versus 28 days in January 1997, which also adversely affected revenues.

The Company's operating expenses increased by $68,645, or .2%, primarily due to more operating days on the two ships in the first nine months of fiscal 1998 than during the same period in 1997. This increase was partially offset by lower fuel expense due to lower worldwide prices. The Company's marketing, selling and administrative expenses increased by $1,220,890, or 20.8%, for the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997, due to increased marketing efforts related to the Universe Explorer Alaska program.

"Equity in loss of unconsolidated joint venture" during 1998 represents initial losses associated with the Company's start-up of the Capri Cruises joint venture in June 1998. Capri Cruises presently operates one vessel on two- and five-day cruises from New Orleans.

Seawise's interest in the Company's Sea-Comm joint venture is reflected in the ($94,998) and $971,246, line item for "Minority interest in loss of consolidated joint venture" for the nine months ended June 30, 1998 and 1997, respectively. Sea-Comm earned $190,186 during the nine months ended June 30, 1998 versus the $1,944,436 loss during the nine months ended June 30, 1997. The improvement in earnings was due primarily to improved passenger counts on the Universe Explorer during the Alaska season as well as an increase in the amount paid by Seawise for the adult spaces utilized by the Semester-at-Sea program.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficiency was $9,844,096, and $7,987,670, for June 30, 1998 and September 30, 1997, respectively. The Company's working capital deficiency was primarily due to the inclusion, in non-current assets, of a $4,629,000 deposit securing the Company's FMC bond. The corresponding liability, customer deposits, is included in current liabilities. The other increases in the Company's working capital deficit were the result of cash flow used in investing activities, primarily capital expenditures to the Enchanted Isle and the Universe Explorer for SOLAS modifications as well an increase in customer deposits due to increased demand for the Company's cruises in the Caribbean and Alaska and the addition of the Enchanted Capri.

Cash flows from operations provided $8,807,389 and $5,192,289 for the first nine months of fiscal 1998 and 1997, respectively. The improvement in cash flows for fiscal 1998 is primarily attributable to the improvement in net earnings and the increase in customer deposits due to the addition of the Enchanted Capri, which was partially offset by increases in restricted cash as the passenger payments for that vessel are placed in the Company's FMC escrow account until the sailings are completed. The lower cash flows for fiscal 1997 primarily represent a decrease in restricted cash which resulted from a more favorable credit card processing agreement entered into by the Company in November 1996, which was partially offset by increases in accounts payable.

Cash flows from investing activities used $5,454,152 and $2,097,960 for the nine months ended June 30, 1998 and 1997, respectively. During the nine months ended June 30, 1998 the

Company invested $3,581,955 in capital expenditures for SOLAS work on both of the Company's vessels as well as an investment of $1,994,516 in the Company's Capri Cruises joint venture.

Cash flows from financing activities used $1,438,166 during the nine months ended June 30, 1998 compared to $2,103,194 during the nine months ended June 30, 1997. This decrease was primarily due to the receipt of $1,484,464 in proceeds from the Company's private offering described below, which was partially offset by an increase in principal payments on the Company's long-term debt pursuant to the terms of the Company's loan agreement.

At June 30, 1998, the Company owed $17,935,685 to the Company's lender. The loan is secured by substantially all the assets of the Company and bears interest at LIBOR plus 2%.

In December 1997, the Company completed a private offering (the "Private Offering") of $2,150,000 in principal amount of 7% convertible debentures (the "Debentures"). The Company sold the Debentures at a 20% discount. The Debentures are convertible into shares of Common Stock of the Company at the option of the holder thereof based on the average closing sale price of the Common Stock for the five trading days immediately prior to conversion, but in no event less than $3.131 or more than $4.00 per share. The Debentures are also convertible at the option of the Company, provided the Common Stock trades above a certain price for a specified period. The Company registered the shares of Common Stock issuable upon conversion of the Debentures, under the Securities Act of 1933, as amended (the "Securities Act"). The Company generated $1,484,464 in proceeds after deducting brokerage commissions and expenses of the Private Offering. In May 1998 the Company exercised its right to demand conversion of the debentures into common stock at $4.00 per share.

The Company used the proceeds from the Private Offering primarily to enter into a contract with Cruise Charter, Ltd. for the charter of the M/V Enchanted Capri (ex-Island Holiday).

On April 22, 1998 the Company borrowed $1,500,000 from an unrelated third party. The Company paid interest of $40,000 at the time of the loan and the loan is due in full on August 22, 1998. The Company expects to repay the loan from its working capital.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income and No. 131 (SFAS 131) "Disclosures About Segments of an Enterprise and Related Information." These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in fiscal 1999. The Company has not assessed the effect that these new standards will have on its consolidated financial statements and/or disclosures.

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

Part II: OTHER INFORMATION
Item 1.  Legal Proceedings.
                  Not applicable.

Item 2.  Changes in Securities.

(c) On April 22, 1998, the Company granted warrants to purchase an aggregate of 50,000 shares of common stock to an unaffiliated third party as additional compensation for a $1,500,000 loan such person made to the Company. The warrants are exercisable at $5.00 per share and expire on April 21, 2003. The grant of warrants was exempt from registration pursuant to section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.
                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
                  Not applicable.

Item 5.  Other Information.
                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

A.  Exhibits

              EXHIBIT
              NUMBER        DESCRIPTION
              ------        -----------

              10.1 Joint venture agreement of Capri Cruises dated April 17, 1998 between Commodore Cruises Limited and Isle of Capri Corporation

              10.2 Charter agreement dated March 9, 1998 between Cruise Charter, Ltd. and Commodore Cruises Limited, as amended*

              10.3          Promissory note dated April 22, 1998*

              27            Financial Data Schedule

------------
* Portions of documents omitted pursuant to an application for an order for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.



B.  Reports on Form 8-K
       No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMMODORE HOLDINGS LIMITED
                                      (Registrant)




                                /S/ ALAN PRITZKER
                                ---------------------------------
                                   Alan Pritzker
                                Vice President, Finance and
                                Chief Financial Officer
                                (Principal Financial and Accounting
                                           Officer)

August 12, 1998

                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
-------                             -----------

10.1 Joint venture agreement of Capri Cruises dated April 17, 1998 between Commodore Cruises Limited and Isle of Capri Corporation

10.2 Charter agreement dated March 9, 1998 between Cruise Charter, Ltd. and Commodore Cruises Limited, as amended*

10.3     Promissory note dated April 22, 1998*

27       Financial Data Schedule

------------
* Portions of documents omitted pursuant to an application for an order for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.