Form 10-K
period 1998-09-30
COMMODORE HOLDINGS LTD
filed 1998-12-29
CIK 945524

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM -------- TO--------

                           COMMISSION FILE NO. 0-20961

                           COMMODORE HOLDINGS LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          BERMUDA                                                  N/A
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

4000 HOLLYWOOD BOULEVARD, SUITE 385-S, SOUTH TOWER, HOLLYWOOD, FL  33021
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                  954-967-2100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
              ----------------------------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                           COMMON STOCK $.01 PAR VALUE
                                (TITLE OF CLASS)

         REDEEMABLE WARRANTS TO PURCHASE COMMON STOCK AT $5.67 PER SHARE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 21, 1998, the aggregate market value of the Common Stock held by non-affiliates was approximately $38,644,713.

         As of December 21, 1998, the number of shares of Common Stock of the registrant outstanding was 7,439,821.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III--Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
Item 1.         Business                                                      1
Item 2.         Properties                                                   13
Item 3.         Legal Proceedings                                            14
Item 4.         Submission of Matters to a Vote of Security Holders          14
Optional Item.  Executive Officers of the Registrant                         15

                                PART II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters                                          16
Item 6.         Selected Financial Data                                      17
Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    18
Item 7A.        Quantitative and Qualitative Disclosure About Market Risk    24
Item 8.         Financial Statements and Supplementary Data                  24
Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                          24

                               PART III

Item 10.        Directors and Executive Officers of the Registrant           25
Item 11.        Executive Compensation                                       25
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management                                                   25
Item 13.        Certain Relationships and Related Transactions               25

                                PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on
                Form 8-K                                                     25

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Commodore Holdings Limited, a Bermuda exempted company (the "Company"), was formed in 1995. The Company owns two cruise ships, the S/S Enchanted Isle (the "Enchanted Isle") and the S/S Universe Explorer (formerly the S/S Enchanted
Seas) (the "Universe Explorer" or the "Enchanted Seas"), and has chartered a third ship, the M/V Enchanted Capri (the "Enchanted Capri") (collectively, the "Cruise Ships"). The Enchanted Isle offers Caribbean cruises from New Orleans and the Universe Explorer is chartered to Sea-Comm, Ltd., a Liberian corporation ("Sea-Comm"), a joint venture between the Company and Seawise Foundation Inc. ("Seawise"). Sea-Comm has space-chartered the vessel to Seawise, which operates the educational "Semester at Sea" program during a portion of the year. Sea-Comm operates cruises to Alaska aboard the Universe Explorer during the balance of the year. The Company assigned its charter for the Enchanted Capri to Capri Cruises, a joint venture formed in 1998 by the Company and Isle of Capri Casinos, Inc. ("Isle of Capri") (formerly Casino America). The Enchanted Capri offers two- and five-day cruises from the port of New Orleans that emphasize gaming.

THE COMMODORE ACQUISITION

         THE ACQUISITION AGREEMENTS. The Company entered into definitive agreements with EffJohn International B.V. ("EffJohn"), which is the parent of Commodore Cruise Line Limited, a Cayman Island company ("Old Commodore"), Old Commodore, and its subsidiaries on April 28, 1995 (the "Acquisition Agreements"). Pursuant to the Acquisition Agreements, the Company acquired the Enchanted Isle and the Enchanted Seas, the trade names "Commodore" and "Commodore Cruise Line" as well as certain related trade names and trademarks (the "Trademarks"), substantially all of Old Commodore's existing operations, certain advance ticket sales, marketing and sales personnel and information and certain shoreside assets (collectively, the "Commodore Assets") from EffJohn and its subsidiaries. The Commodore Acquisition closed on July 14, 1995 (the "Commodore Closing").

         The purchase price (the "Purchase Price") for the Commodore Assets was $33,500,000 paid at the Commodore Closing as follows: $5,000,000 in cash; $4,000,000 through the Company's issuance of 1,000,000 shares of the Company's Convertible Series A preference shares (the "Series A Preference Shares") at an agreed value of $4.00 per share; and $24,500,000 in promissory notes issued by the Company to EffJohn International Cruise Holdings, Inc. (the "EffJohn Lender"), an affiliate of EffJohn. The promissory notes were secured by substantially all of the assets of the Company's wholly-owned subsidiary, New Commodore Cruise Lines Limited, a Bermuda company ("New Commodore"), including first preferred ship's mortgages on both the Enchanted Isle and the Universe Explorer.

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

         CUSTOMER DEPOSITS AND THE FMC CERTIFICATES OF FINANCIAL RESPONSIBILITY. As part of the Commodore Assets, the Company received customer deposits for future cruises and related items such as hotel and airfare packages. The Company placed $4,629,000 on deposit with a bank to secure the U.S. Federal Maritime Commission ("FMC") Certificate of Financial Responsibility in the Event of Non-Performance of Obligations to Passengers as required by the FMC (the "Certificate of Financial Responsibility"). The FMC requires companies to establish a Certificate of Financial Responsibility in amounts and through methods set by the FMC. The Company also arranged, through a bank in New England, an escrow account for the purpose of selling cruises from U.S. ports on the Universe Explorer and on the Enchanted Capri. This FMC escrow arrangement requires the Company to deposit all monies received for such sailings, plus a minimum amount as defined by the escrow agreement, in a restricted account, and to report the balance of the account to the FMC on a weekly basis.

         THE LOANS. The EffJohn Lender loaned the Company $24,500,000 (the "EffJohn Loan") for purposes of acquiring the Enchanted Isle and the Universe Explorer. The EffJohn Loan was secured by substantially all of the assets of New Commodore including a first preferred ship mortgage on the Enchanted Isle. The EffJohn Loan bears interest at LIBOR plus 2% (currently 7.75%) and was originally to be repaid in 12 semi-annual installments of principal and interest beginning on January 14, 1997. On November 15, 1995, the Company and the EffJohn Lender amended the terms of the EffJohn Loan to require the Company to remit monthly installments of principal and interest toward the January 14, 1997 payment. Such monthly payment schedule ended on January 14, 1997. In January 1997, the EffJohn Loan was amended to provide for monthly repayment of principal and interest for the remaining term of the EffJohn Loan.

         On December 4, 1998, the Company entered into a Loan and Security agreement with KeyCorp Leasing Co. Inc. ("Key") for $10 million (the "Key Loan"). The Key Loan is secured by a first preferred ship mortgage on the Universe Explorer. In conjunction with this loan agreement, the Company entered into an Interest Rate Swap Agreement with an affiliate of the leasing company, whereby the interest rate on the loan agreement is fixed at 9.14% over the term of the Key Loan. The monthly principal payments of the Key Loan are fixed for the first year at $41,667, and the remainder of the loan is based on an amortization schedule of 14 years. The remaining unpaid principal and interest is due on December 4, 2006, the date of maturity. The proceeds from the Key Loan were used to repay a portion of the EffJohn Loan relating to the Universe Explorer, and for working capital.

         In the event that the Company is required to withhold income tax on any interest due to the EffJohn Lender or Key, the Company has agreed to pay the required amount to be withheld and pay the EffJohn Lender or Key, the full amount of interest due under its respective agreements with the Company.

         The terms of the EffJohn and Key Loans place certain restrictions on the Company. First, the Company is not permitted to place any additional liens on any of the Commodore Assets (including the Enchanted Isle) without the prior consent of the EffJohn Lender. Second, the Company is prohibited from paying more than 50% of its net profits as dividends on its common stock, par value $.01 per share (the "Common Stock"). Third, the Key Loan prohibits the Company from placing any additional liens on the Universe Explorer and requires the Company to meet certain financial covenants with respect to tangible net worth, leverage and debt service coverage ratios. If the Company fails to meet any of the foregoing requirements or cure any defaults within the permitted time periods, the EffJohn Lender or Key could declare the Company in default under the applicable loan, and potentially foreclose upon the Enchanted Isle, the Universe Explorer and the Company's other assets.

         SERIES A PREFERENCE SHARES. As part of the consideration for the Commodore Assets, the Company issued EffJohn 1,000,000 of its Series A Preference Shares. The holders of the Series A Preference Shares were entitled to a cumulative 7% dividend on an annual basis. This dividend was payable, in cash, from a maximum of 10% of New Commodore's net profits for such year with the remaining amount payable in Series A Preference Shares. EffJohn, as holder of the Series A Preference Shares, was entitled to elect one member of the Board of Directors of the Company, as long as it owned at least 125,000 Series A Preference Shares. During fiscal 1998, all of the Series A Preference Shares were sold by EffJohn and subsequently converted into common stock of the Company at a conversion rate equal to USD $4.00 per share.

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

CALENDAR YEAR                   NORTH AMERICAN CRUISE PASSENGERS(1)
-------------                   -----------------------------------
                                            (IN MILLIONS)

         1993                                    4.5
         1994                                    4.5
         1995                                    4.4
         1996                                    4.7
         1997                                    5.1

----------------
(1) SOURCE: CLIA

         The North American cruise industry accounts for approximately 80% of the world market. According to CLIA, the number of overall industry North American cruise passengers in 1997 was 8.5% over the 1996 figure, with demand increasing during 1998. The average growth rate for North American cruise passengers from 1980 through 1997 was approximately 7.9% per year.

         The Company believes that "repeat cruising" is a large source of business in the cruise industry. Of all passengers who have cruised in the past five years, CLIA estimates that the average number of cruises per person is 2.4.

         CLIA has estimated that, in 1982, the capacity of cruise ships serving the North American markets offering voyages of two or more days was approximately 43,848 berths. According to CLIA's most recent estimate, in 1998, the North American market was served by 30 cruise lines, operating 131 vessels. Aggregate 1998 market capacity is estimated at 138,841 berths, an increase of 17.4% over the previous year. In addition, an estimated 9 new cruise vessels offering 15,806 additional berths will be added to the market through 1999.

          Numerous industry analysts, as reported in various newspaper articles, predict a trend toward the continued growth of the large cruise lines and decline of the smaller ones in the North American cruise industry. The larger lines such as Carnival Cruise Lines, Royal Caribbean Cruise Lines and Princess Cruises, with whom the Company competes, have been purchasing new vessels and thereby adding to their fleets. These larger lines benefit from increased economies of scale and have historically operated at higher percentage of capacity than the smaller lines. In addition, the smaller lines, such as the Company, own older ships with fewer amenities. Such ships will require costly renovations and retrofitting in order to meet new industry safety guidelines. See "Business--Government Regulation." Industry analysts predict that discounting of fares will play a large part in cruise ticket sales in response to the relatively flat growth of the North American market and the substantial increases in capacity planned over the next few years.

MARKET POSITION

         The cruise industry is generally viewed as the composite of three partially overlapping segments, differentiated primarily by cruise cost, length and itinerary. The standard, premium and luxury segments provide a wide assortment of cruise experiences, appeal to different population segments and attract varying demographic groupings. CLIA's luxury segment of the cruise industry represents 10% of the total industry capacity. With list per diem rates in excess of $400, the Company believes this market caters to the most affluent segment of the population. Luxury market cruises are generally ten nights or more. CLIA's premium segment is somewhat more up-scale than the standard market, but not as up-scale as the luxury segment, and represents 32% of the total cruise capacity. The Company believes this market attracts an older, more affluent and experienced clientele, with list per diem rates in the range of $291 - $399 and itineraries which typically range from seven to 14 days. CLIA's standard market, in which market the Company competes, is the largest segment within the cruise industry, comprising 55% of industry-wide capacity. The remaining 3% can be attributed to non-CLIA member lines. The Company believes the standard market is characterized by affordable, shorter cruises primarily serving first-time passengers with list per diem rates generally of $290 or less. Standard market cruises range from three to ten days in the most popular cruising areas.

         The Company seeks to position itself within the standard market to capture the first-time cruising passenger with list per diem rates for its Caribbean cruises that range from $173 - $262. In accordance with industry practice, such prices may be discounted by the Company. The Company believes that the Commodore name appeals to both first-time cruising passengers and repeat passengers due to its presence in the Gulf of Mexico, Caribbean and embarkation from the Port of New Orleans. The Port of New Orleans is a port offering many alternatives, particularly for those who prefer to drive, rather than fly, to begin their cruise vacation.

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

         Both the Universe Explorer and the Enchanted Isle were constructed in the United States. As a result, the Company may, in the future, be able to change the flag of the Enchanted Isle and the Universe Explorer from that of a foreign country to the U.S.A. U.S. flag vessels may carry passengers between U.S. ports, an option which is unavailable to foreign flag vessels. If the Company is able to change the flags of its fleet, and chooses to do so, it could offer seminars at sea and other off-shore activities between U.S. ports. Companies who choose to provide seminars or meetings aboard the Company's ships could, under current tax laws, deduct a portion of the cost of such seminars or meetings, and individual participants could, under current tax laws and subject to certain limits, deduct the cost of attending such seminars. The Company has not yet determined whether it wishes to incur the additional costs associated with operating a U.S. subsidiary and U.S. flag vessels, which include potential additional labor, insurance and income tax costs. Accordingly, there can be no assurance that the Company will change the flags of any of its vessels.

CAPRI CRUISES

         In March 1998, the Company chartered a 640-passenger ship, the M/V Enchanted Capri until January 1, 2003. The Enchanted Capri is a 15,409-ton cruise ship which was built in 1975, at Wartsila Shipyard in Turku, Finland. The Enchanted Capri has 241 cabins, including eight suites, and eight passenger decks. It is 512 feet long and 72 feet wide, and has a cruising speed of over 20 knots. The Enchanted Capri offers full cruise amenities such as a swimming pool, restaurants, gift shops, bars, lounges, a theater, disco, gym, sauna, beauty salon, and a full casino.

         In April 1998, the Company entered into a joint venture agreement with Isle of Capri, the owner of five riverboat and dockside casinos. Pursuant to the joint venture agreement, subsidiaries of Isle of Capri and the Company formed a general partnership known as Capri Cruises, to jointly operate the Enchanted Capri from New Orleans, Louisiana, commencing in June 1998. The Company and Isle of Capri each own equal portions of Capri Cruises. As a result the Company has assigned its interest in the Enchanted Capri charter to Capri Cruises. The Enchanted Capri is operated pursuant to this agreement. The Company operates the vessel while Isle of Capri manages the casino onboard the vessel as an "Isle of Capri" casino, including establishing and maintaining the internal controls for the casino. The Company and Isle of Capri also engage in joint marketing efforts with the Company marketing the base cruise product and Isle of Capri marketing the gaming product.

CRUISE OPERATIONS

         ITINERARIES. The Company operates two-, five-, and seven-day cruises aboard the Enchanted Isle and the Enchanted Capri that originate and end in New Orleans. The two-day cruise is a "Weekender" cruise with no port calls. The five-day cruise calls in Playa del Carmen (Mexico), and Cozumel (Mexico) and the standard seven-day itinerary features calls in Playa del Carmen (Mexico), Cozumel (Mexico), Grand Cayman (Cayman Islands) and Montego Bay (Jamaica). Occasionally the Company varies its itineraries on the seven-day route and offers Key West (Florida) or Roatan/Puerto Cortes (Honduras) instead of Grand Cayman and Montego Bay. The two- and five-day cruises are operated by the Enchanted Capri and the seven-day cruises by the Enchanted Isle.

         MARKETING AND PROMOTION. The Company has committed significant resources to marketing and promotion through advertising, public relations, and sales personnel. To enhance the Company's awareness in, and coverage of travel agents and consumer marketplaces, the Company employs a variety of complementary marketing and promotional programs incorporating media, direct marketing and sales aids, public relations, special events and strategic business alliances, with special emphasis on trade and consumer advertising. The Company has initiated an advertising campaign to reestablish its image as a provider of value-oriented cruises with high quality service at sea in a larger geographic region than Old Commodore has solicited in the past few years. This advertising campaign is based upon travel agent and consumer research and is placed in media reaching a wider audience than those historically employed. In the past, Old Commodore advertised mainly in the five-state area around Louisiana, including Texas. The Company's marketing plan extends such advertising to include additional states in which residents have historically purchased the most cruises.

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

         The Company's cruises, consistent with industry trends, are marketed to passengers via travel agents in the United States. Well-informed travel agencies are therefore crucial to the Company's effort in maintaining and expanding its customer base. Accordingly, the Company places considerable emphasis on its contacts with travel agencies and fostering goodwill towards the Company's products, maximizing this efficient and productive relationship, although there can be no assurance that the Company will succeed in its efforts.

         CAPRI CRUISES MARKETING. In addition to the Company's cruise marketing, the Company's partner in Capri Cruises markets the Enchanted Capri to its list of repeat gaming clients. As is customary in the casino industry, passengers who have repeatedly gambled high amounts of money are given many complimentary services, including but not limited to, cabin upgrades, drinks, complimentary tokens or chips to play in the casino, and in the case of the best customers, complimentary accommodations.

         REVENUES AND PASSENGER SERVICES. Reservations are taken by trained reservations sales agents on a computer and software system, capable of accepting reservations for a fleet of at least 10 vessels. The Company purchased this reservations system and software from EffJohn as part of the Commodore Assets. Staffing levels are maintained per industry standards to ensure that calls are taken promptly. Reservations are the first point of contact for most travel agents and, as such, play a key role in the sales process. A full-time staff of approximately 25 people assist agents in securing passenger reservations, arranging flights for air/sea passengers, coordinating ground transportation and pre- and post-cruise tour hotel packages.

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

         MARKET PRESENCE. The Company intends to continue to expand Commodore's image as an operator of value-oriented cruises in the standard market. The selection of a cruise line for travel agents and passengers depends upon the reputation of the line and recommendations. The Company believes that Commodore has a 29-year history of serving travel agents and passengers with friendly service and consistent quality. The Company believes that the Caribbean itinerary, intimacy and grace of "old world" service, combined with a Port of New Orleans embarkation are significant factors supporting a strong foundation for attracting passengers seeking an affordable cruise vacation product. The Company's choice of New Orleans as its point of embarkation will allow it access to passengers who might not otherwise choose to take a cruise. Although not considered a traditional cruise port, both the allure of New Orleans as a vacation destination, and the convenience for local residents make New Orleans an attractive alternative to Florida and New York based cruises. However, since Commodore provides two of only three regularly scheduled cruises from New Orleans, New Commodore will continue to devote significant resources to develop consumer awareness and acceptance.

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

         The Enchanted Capri was originally constructed by the Wartsila Shipyard in Turku, Finland in 1975. The Enchanted Capri is designed to be a seagoing resort with restaurant, discotheque, movie theater, full service communication facilities, jogging courses, workout rooms, numerous bars, pool, sun deck areas and deck activities. The Enchanted Capri features an "Isle of Capri" casino with various gaming opportunities. Entertainment is provided nightly and includes shipboard productions of Broadway show tunes and Las Vegas-style revues, as well as performances by a variety of celebrity entertainers. In addition, all passengers may take shore excursions provided at various ports-of-call, including guided tours, visits to local attractions and free time to explore on their own. Although the Enchanted Capri may not be as modern, as large, or contain all the amenities of newer ships, the Company believes that it provides the type of cruise environment that its passengers expect.

         TICKET REVENUES. New Commodore's cruises are list-priced per person per day (based on double occupancy) from $173 to $262, excluding commissions to travel agents. The Company offers discounts, particularly during off-season periods, as is the practice in the industry. Prices vary depending on size and location of cabin and the time of year in which the trip occurs. The cruise price includes shipboard accommodations, use of all of the shipboard amenities and all meals.

         ON-BOARD AND OTHER REVENUES. Revenues onboard the Enchanted Isle and the Enchanted Capri are derived from certain on-board activities and services operated by the Company including, casino gambling, liquor sales in a variety of bars, restaurants, lounges and discotheques and shore excursions. Additional revenue is earned from pre- and post-cruise packages in each vessels' point of embarkation. The Company also earns concession revenue from sales at duty-free shops, gift shops, art auctions, the sale of photographs to passengers and from the beauty salon.

         COMPETITION. Competition in the industry in which the Company competes is intense. The Company competes with other cruise ship lines in the standard segment that offer the same type of products in several markets and land-based resorts, many of which have significantly greater financial resources and experience, and are more well known than the Company. The Company also competes for consumer disposable leisure time dollars with other vacation alternatives such as land based resort hotels and sight-seeing destinations, in addition to approximately 25 other cruise lines operating in the standard segment. In addition, public demand for such activities is influenced by general economic conditions. The Company operates in the Caribbean where its principal competitors are Carnival Cruise Lines, Royal Caribbean Cruise Lines, Norwegian Cruise Lines and Premier Cruise Line. However, the Enchanted Isle and the Enchanted Capri are currently two of only three regularly scheduled cruise vessels, including one Carnival Cruise Lines ship, that embarks passengers from the Port of New Orleans.

         According to CLIA, prior to the end of 1999, 9 additional ships (representing approximately 15,806 berths) will be placed in service by the Company's competitors and 14 additional ships (representing approximately 19,318 berths) will be placed in service by other cruise lines in the North American market. The number of ships which will be retired from service during the next two years cannot accurately be predicted. In addition, CLIA reported that cruise demand increased by 8.5% during 1997. While there can be no assurance that the cruise ship industry will not experience an imbalance between supply and demand following the introduction of such additional capacity, the aforementioned currently known level of capacity increases through 1997 is lower on a percentage increase basis than the industry experienced over the past 12 years.

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

THE SEA-COMM JOINT VENTURE

         On October 30, 1995, the Company entered into the Agreement with Seawise establishing Sea-Comm. Pursuant to the Agreement, the Company purchased 50.005% of Sea-Comm's Common Stock, and 50% of Sea-Comm's Preferred Stock. Seawise purchased 49.995% of Sea-Comm's Common Stock and 50% of Sea-Comm's Preferred Stock.

         The purpose of Sea-Comm is to space charter the Universe Explorer to an entity who operates the Semester at Sea program, an educational program conducted by the Institute for Shipboard Education, a Delaware not-for-profit corporation ("ISE"), and the University of Pittsburgh. Seawise has a contract with the ISE pursuant to which it has operated the Semester at Sea program aboard its own vessel for the last 20 years. In addition, Sea-Comm operates cruises to Alaska (the "Alaska Program") through World Explorer Cruises and Tours Inc. ("WEC") and Hemisphere Cruises & Tours, Inc. ("Hemisphere"), during summer periods when the Universe Explorer is not being used for the Semester at Sea program. Seawise is party to a tripartite agreement with WEC and Hemisphere pursuant to which it has operated the Alaska Program for 20 years (the "Alaska Agreement"). As part of the joint venture, Seawise has assigned its rights under the Alaska Agreement to Sea-Comm.

         Pursuant to the Agreement, the Company has chartered the Universe Explorer to Sea-Comm. Sea-Comm, in turn, has chartered the Universe Explorer to Seawise so that it may operate the Semester at Sea program exclusively aboard the vessel. In return for such charter, Seawise reimburses Sea-Comm for 76% of its operating costs, 100% of food costs and 76% of the principal and interest due on the portion of the EffJohn Loan (assuming that the EffJohn Loan had continued for the Universe Explorer according to its original terms) attributable to the Universe Explorer. Sea-Comm also earns revenue from the sale of the other 24% of the cabins (which hold approximately 176 persons) on the vessel. Seawise has purchased these cabins from Sea-Comm for $1.5 million per semester during 1999 and 2000, $1.65 million per semester in 2001 and 2002 and $1.7325 million per semester in 2003 through 2005.

         During the summer when the Semester at Sea program is not operating, Sea-Comm operates the Universe Explorer under the Alaska Agreement. WEC enjoys certain permits issued by the U.S. Parks Service to cruise in the Glacier Bay, Alaska area. Pursuant to the Alaska Agreement, Sea-Comm earns revenues from ticket sales for all cabins and pay fees to WEC and Hemisphere for providing certain services to Sea-Comm.

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

         THE ALASKA PROGRAM. In the summer of 1998, Sea-Comm operated, seven 14-day and one 7-day Alaska cruises onboard the Universe Explorer. The Company, in conjunction with WEC, also offered 7-day cruises beginning in either Vancouver or Seward, Alaska. In the summer of 1997 Sea-Comm operated seven 14-day Alaska cruises. In the summer of 1996, Sea-Comm planned to operate one 7-day and three 14-day Alaska cruises onboard the Universe Explorer. On July 27, 1996 a fire broke out aboard the Universe Explorer resulting in the cancellation of the remainder of the 7 day cruise, the repatriation of all passengers and the cancellation of the first 14-day cruise. The ship returned to service on August 14, 1996 and operated two 14-day cruises. All Alaska cruises begin and end in Vancouver, British Columbia. Ports of call are Ketchikan, Juneau, Wrangell, Glacier Bay, Sitka, Yakutat Bay/Hubbard Glacier, Seward, Skagway, and Victoria.

         WEC has been operating Alaska cruises for 21 years. The Company believes that Sea-Comm's operation of WEC's established program offers a unique opportunity to cruise to Alaska due to its unmatched educational seminars and over 40 optional shore excursions. Although the Alaska program is not part of the Semester at Sea program, the 15,000-volume library remains on board the Universe Explorer in place of a casino. The passengers are free to use the library to enhance the presentations by guest lecturers or simply to relax and enjoy a quiet place to read. Passengers are also offered unique presentations and educational lectures by guest professors and nature experts from around the world. These presentations provide information about the art, culture, geology and history of the ports-of-call and the region in general. The Company believes that Sea-Comm is the only operator of Alaska cruises that offers educational seminars in conjunction with a cruise experience.

         THE CARIBBEAN PROGRAM. In the winter of 1998, Sea-Comm operated one 8-day Caribbean and one 14-day Caribbean cruise. These cruises began and ended in Nassau, Bahamas. Ports of call for the 8-day cruise were Playa Del Carmen/Cozumel (Mexico), Grand Cayman (Cayman Islands) and Ocho Rios (Jamaica). Ports of call for the 14-day cruise were Ocho Rios (Jamaica), Cartagena (Columbia), a partial transit of the Panama Canal, Puerto Limon (Costa Rica) and Playa Del Carmen/Cozumel (Mexico). At present there are no future plans for Caribbean cruises on the Universe Explorer.

         MARKETING AND PROMOTION. The ISE promotes the Semester at Sea program through its own network. The ISE recruits campus volunteers on over 200 campuses in the United States and abroad and such volunteers distribute brochures and respond to questions from interested students. In addition, the ISE maintains a list of Semester at Sea alumni and encourages such persons to recruit students for the program. Because of the way Sea-Comm earns revenue from the Semester at Sea program (through a space charter and agreed-upon payments for the balance of the cabins ), its revenue does not vary materially based on the number of students or adult passengers aboard the vessel. As a result, marketing to passengers is not of material importance to Sea-Comm.

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

         FACILITIES, ON-BOARD SERVICES AND PROGRAMS. The Universe Explorer is a 23,900 gross ton registered vessel, which has nine passenger decks and a capacity for approximately 860 passengers in 363 cabins. During the Semester at Sea program, the shipboard campus consists of classrooms with closed circuit television capabilities, a student union, a theater, a 15,000 volume core library, study lounges, and a cafeteria, in addition to standard facilities of any oceangoing vessel. Living areas are supervised by a support team, which includes a complete student life staff. The physical set-up on the Universe Explorer has been specifically designed for academic ventures and includes classrooms with blackboards, not substantially different from land-based campuses. A closed-circuit video system further supports classroom instruction. At the students' disposal are also a computer lab, exercise room, swimming pool, campus store, snack bar, and a sports deck for volleyball, basketball and aerobics. Laundry facilities and satellite phone calls and faxes are also available on board. Cabins are available in double, triple and quadruple occupancy for students and single and double occupancy for non-students.

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

         During the months when the Universe Explorer sails on its Alaska or Caribbean itinerary, it is easily transformed back into a luxury cruise ship. Classrooms are restored to lounges and dining areas, and the crew resumes formal meals, maid service and room service. In addition, the ship features all of the amenities and entertainment offered by the Company's other Cruise Ship, the Enchanted Isle, except for casino gambling. Even during the Alaska or Caribbean programs, the Universe Explorer retains its substantial library offering passengers the opportunity to learn all about the ports they will visit during their voyage.

          TICKET REVENUES. The cost of Semester at Sea tuition ranges from $14,980 for double occupancy, to $17,980 for single occupancy for standard accommodations during the full semesters. Such rates are per person and include tuition, passage fare, room, board, and student fees. Travel to and from ports of embarkation and debarkation, text books, in-country travel, personal expenses and incidental fees are additional. Financial aid is available to some students. Because the Semester at Sea is operated by Seawise, neither the Company nor Sea-Comm earn revenue from student ticket sales.

         WEC's Alaska cruises are list-priced per person (based on double occupancy) from $2,095 to $3,695 for its 14-day cruises and from $1,345 to $2,395 for its 7-day cruise, excluding commissions to travel agents, which will be paid by Sea-Comm. WEC's winter 1998 Caribbean cruises were list-priced per person (based on double occupancy) from $1,445 to $3,095 for its 14-day cruise and from $825 to $1,770 for its 8-day cruise, excluding commissions to travel agents, which were be paid by Sea-Comm. Prices vary depending on size and location of cabin. The cruise price includes shipboard accommodations, use of all the shipboard amenities and all meals. At present there are no future plans for Caribbean cruises on the Universe Explorer.

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

SHIP MAINTENANCE AND OPERATION

         In addition to routine maintenance and repairs performed on an ongoing basis, a vessel is generally taken out of service once every two or three years for a period ranging from one to two weeks, during which time more substantial maintenance work, repairs and improvements are performed in drydock. The Universe Explorer was last taken out of service for maintenance in June 1997 and the Enchanted Isle was last taken out of service for maintenance in October 1997. The Enchanted Capri was out of service for approximately 3 months prior to her delivery to the Company on June 3, 1998. In addition, the ship was stopped for ten days in June 1998 for additional startup work. This work typically is performed during non-peak periods to minimize disruption of the Company's operations and any adverse effect on revenues. To the extent practicable, the ship's crew, catering and hotel staff remain with the ship during such period and assist in performing maintenance and repair work.

         Due to the age of the Enchanted Isle and the Universe Explorer, they are expected to require more maintenance than new vessels. In addition, they are more likely to break down and be removed from service at unscheduled times, which could result in loss of revenue for the Company.

SUPPLIERS

         The Company purchases air transportation, bunker and diesel fuel, food and related products and hotel supplies from independent suppliers and does not expect difficulties in obtaining adequate supplies of these items. The Company is not dependent upon any one supplier for its needs.

EMPLOYEES

         The Company employs approximately 872 people, of whom approximately 794 serve as officers and crew on the Cruise Ships and approximately 78 are employed shoreside in various sales and marketing, as well as administrative and management positions.

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

         The Company also maintains coverage on the Cruise Ships in various amounts for the loss of revenue in the event that any such vessel is unable to operate during scheduled cruise periods as a result of an accident, mechanical failure, or certain additional covered perils. In such event, the Company's insurance would pay up to $53,000, $60,000 and $40,000 per day of lost service for the Enchanted Isle, Universe Explorer and Enchanted Capri, respectively, up to a maximum of 90 days, subject to a 15-day deductible. The Company has established insurance coverage in connection with liability for death or injury to passengers and crew with respect to the Enchanted Isle, Universe Explorer and Enchanted Capri. Such coverage has no limitation, but is subject to a deductible equal to $50,000, $10,000 and $23,000, respectively, per occurrence. The Company also provides a guaranty in respect of liability for non-performance of transportation as required by the FMC with respect to the Enchanted Isle. The Universe Explorer and Enchanted Capri have an escrow account established pursuant to the rules and regulations of the FMC. The Universe Explorer operated seven sailings from a U.S. port in Alaska in the summer of 1998. Deposits collected for these sailings were deposited in the escrow account until the sailings operated. The Enchanted Capri sails from a U.S. port and has its deposits placed in escrow as well. The Company reports the balances weekly to both the escrow agent and to the FMC.

GOVERNMENT REGULATION

         The Company's vessels are registered in Panama and the Bahamas, and are subject to regulations issued by Panama and the Bahamas, including regulations issued pursuant to international treaties governing the safety of the ships and its passengers. The country of registry conducts periodic inspections to verify compliance with these regulations.

         Every five years, the Cruise Ships are subject to an inspection of the hull structure and plating. In addition, ships operating out of U.S. ports are subject to control verification by the U.S. Coast Guard for compliance with international treaties, and by the U.S. Public Health Service for sanitary conditions. The Cruise Ships will be inspected at least annually by the Panamanian and Bahamian authorities and quarterly by the U.S. Coast Guard, and on a regular basis by the U.S. Public Health Service. The Company believes that the Cruise Ships are in substantial compliance with all applicable regulations and that they have the licenses necessary to conduct their business.

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

         The Company believes that it is in compliance with all regulations applicable to the Cruise Ships and has the licenses necessary to conduct its business, however, there can be no assurance thereof. From time to time, legislation and proposed regulations have been introduced which could have an impact upon the

Company's operations. During recent years, the International Convention on Safety of Life at Sea ("SOLAS") was amended and requires that most passenger vessels, not fitted with sprinkler systems, install such systems and other safety arrangements, including the addition of smoke detector systems, low-location lighting and enclosed escape stairwells by October 1997. In the event a vessel meets certain requirements under SOLAS as amended through 1974, but without reference to any subsequent amendments thereto ("SOLAS 1974"), it will not be required to be fitted with a sprinkler system and other safety equipment until on or before October 1, 2005. The Cruise Ships are not currently fitted with any sprinkler systems and comply with the SOLAS 1974 requirements, and thus the Company will not have to fit them with sprinkler systems and other safety equipment until 2005. The Universe Explorer and the Enchanted Isle classification societies and the Directorate of Consular and Maritime Affairs of the ships' Flag State (Panama) have confirmed that such ships meet the SOLAS 1974 requirements. The Enchanted Capri, which was built in 1975, was built in compliance with SOLAS 1974 requirements. The cost of installation of sprinkler systems is estimated to be approximately $3,000,000 per vessel. The Company installed on both the Universe Explorer and the Enchanted Isle the systems and safety arrangements (other than sprinkler systems) required by SOLAS in June 1997 and October 1997, respectively. The Company carried out additional work to the Universe Explorer in January 1998, in order to have that vessel in full compliance with U.S. Coast Guard interpretations of the SOLAS requirements as well.

         In January 1999, the Company will place the Universe Explorer in drydock primarily for the installation of a sprinkler system aboard the vessel. In order to comply with SOLAS, a sprinkler system must be installed aboard each of the Company's vessels on or before October 1, 2005. The installation of the sprinkler system aboard the Universe Explorer is expected to be completed in February 1999 at which time the ship will commence the Spring 1999 Semester at Sea voyage.

         In 1993, SOLAS was amended to adopt the "International Safety Management Code" (the "ISM Code"). The ISM Code provides an international standard for the safe management and operations of ships and for pollution prevention. The ISM Code became mandatory for passenger vessel operators on July 1, 1998. All of the Company's vessels have obtained the required certificates demonstrating compliance with ISM Code.

         There have been efforts in prior Congresses to adopt bills that would apply United States labor laws to non-resident alien crew of foreign registered ships sailing from U.S. ports and to exclude certain foreign-built ships from U.S. ports if they received construction subsidies of a particular type. With respect to the ship construction subsidies, the Enchanted Isle and the Universe Explorer are U.S. built and thus would be at risk to such legislation only if it were to apply to conversion and maintenance work performed on the vessels in foreign countries. The application of U.S. labor laws to foreign-registered passenger ships would have a very substantial impact on the cruise industry as a whole and the Company cannot predict the implications on its operations.

         The Cruise Ships maintain the standards of design, construction and maintenance appropriate to their trades and are operated and maintained under the continuous maintenance survey system of the American Bureau of Shipping, Lloyds Register of Shipping and Det Norske Veritas, respectively. In order for the Company to insure the Cruise Ships, it must comply with the survey and maintenance requirements of each ship's respective classification society. The cost of such required maintenance for older vessels, such as the Cruise Ships, could be high.

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

         To provide for additional office space due to the addition of Capri Cruises, the Company has leased, from an unaffiliated third party, approximately 3,300 square feet of office space, at a price of $12.00 per square foot until June 2000.

         The Company also pays a portion of the rent for office space in Miami, Florida and New York, New York used by its Chairman and Chief Executive Officer, respectively. The aggregate amount of such rent for fiscal 1998 was approximately $55,000. The Company ceased paying for the New York, New York space in June, 1998.

         The Company also utilizes a pier at the Port of New Orleans, pursuant to a written agreement, from which two of its Cruise Ships depart, and port facilities at various Caribbean locations, pursuant to oral agreements with the respective authorities, as is the custom in the Caribbean. The agreement with the Port of New Orleans, as amended, which was assigned to the Company by Old Commodore, permits the Company to operate a vessel from New Orleans until April 9, 2002. The Company has priority use of the terminal on weekends. No assurance can be given that the Company will be able to continue to use the port of New Orleans or its Caribbean ports, or that the Company will be able to locate acceptable substitute ports.

ITEM 3. LEGAL PROCEEDINGS

         In October 1995, Kristian Stensby filed an action in the Circuit Court in Dade County, Florida against EffJohn, the EffJohn Lender, the Company, Mr. Mayer and others, alleging that due to the tortious acts or breaches of agreements by various defendants, he did not receive certain fees and/or commissions to which he was allegedly entitled upon the consummation of the sale of the Commodore Assets or use of such assets in a joint venture. Mr. Stensby has alleged that he is entitled to damages as a result of the alleged behavior of the various defendants. The court has entered summary judgment in favor of the Company, Mr. Mayer and all other defendants except EffJohn on all counts alleged by Mr. Stensby except the unfair competition and tortious interference counts. The court is considering the Company's renewed motion for summary judgment on these remaining two counts. The court is expected to rule on this motion within the next 60 days. The Company does not believe that the ultimate resolution of this action will have a material adverse effect on its financial condition.

         The Company is subject to claims and suits in the ordinary course of its business, including those arising from personal injury to its passengers. The Company believes that it has obtained insurance in the proper types and amounts to cover such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

OPTIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth as of December 17, 1998 certain information regarding the executive officers of the Company. All executive officers serve in their respective positions until their successors are appointed.


NAME                       AGE      POSITION AND PRINCIPAL BUSINESS EXPERIENCE
----                       ---      -------------------------------------------

Jeffrey I. Binder          52       Chairman of the Board since 1995; Chairman
                                    of the Board of Tel-Med, a company which developed medical products and provided medical related services, from 1991 to 1997; Chairman of the Board and a director of H.P. America, Inc., a privately traded holding company which owns medical practice companies, since
                                    1995; Chairman of the Board and a
                                    director of JeMJ Financial Services,
                                    Inc., a private holding company since
                                    1989.

Frederick A. Mayer         64       Vice Chairman of the Board and Chief
                                    Executive Officer since 1995; Co-founder and
                                    Vice Chairman of Regency Cruises Inc.
                                    ("Regency") between 1984 and April 1995;
                                    President of Exprinter International USA, a travel organization, between 1969 and 1995;
                                    President of Marmara Marine, Inc. which owns the S/S United States, since 1992. In
                                    November 1995, Regency filed for Chapter 11 bankruptcy protection.

James R. Sullivan          61       President since 1995; Business and Marketing
                                    consultant Sullivan Group, a marketing
                                    consulting company, from 1993 to 1995;
                                    Senior Vice President, Director of Cunard
                                    Line Ltd.'s ("Cunard") Eastern Hemisphere from 1989 to 1993; Senior Vice President of
                                    Sales and Marketing for Cunard from 1981 to 1989; Vice President of Sales for Cunard from 1977 to 1981; Vice President of
                                    Marketing and Sales for Cunard's hotel
                                    division from 1973 to 1977.

Alan Pritzker              44       Chief Financial Officer since 1995; Senior
                                    Vice President of Regency from 1989 to May
                                    1995; Controller of Regency from 1985 to
                                    1989. In November 1995, Regency filed for
                                    Chapter 11 bankruptcy protection.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is traded on the Nasdaq National Market ("NNM") under the symbol CCLNF.

PRICE RANGE OF SECURITIES

     The following table reflects the high and low closing bid prices for the Company's Common Stock during each quarter between October 1, 1996, and September 30, 1998. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                              COMMON STOCK
                                              ------------
         FISCAL YEAR       QUARTERS        HIGH             LOW
         -----------       --------        ----             ---
         1997              First           4 1/4             2 1/4
                           Second          4 5/8             2 1/4
                           Third           3 13/32           2
                           Fourth          3 1/16            2 1/16
         1998              First           3 7/8             2 1/8
                           Second          5 11/16           2 5/8
                           Third           6 11/16           4 3/8
                           Fourth          6 3/8             4


As of December 21, 1998 there were 45 record holders of the Company's Common Stock and approximately 1,403 beneficial owners of the Company's Common Stock. The closing bid price for the Common Stock on that day was $6.25.

DIVIDENDS

         The Company has not declared any dividends on its Common Stock since its inception, and has no present intention of paying any dividends on its Common Stock in the foreseeable future. Pursuant to the terms of the EffJohn Loan, the Company is prohibited from paying more than 50% of its net profits as dividends on its Common Stock.

         As part of the consideration for the sale of the Commodore Assets, EffJohn received 1,000,000 Series A Preference Shares at an agreed value of $4.00 per share. See "Item 1. Business--the Commodore Acquisition." The cash portion of the dividend was limited to 10% of the Company's net profits for such year. The remaining portion of the dividend, if any, was payable in Series A Preference Shares based on a value of $4.00 per share. In fiscal years 1998 and 1997, the Company paid a dividend to the holders of its Series A Preference Shares of $228,325 and $200,949 in cash and 14,825 and 20,251 Series A Preference Shares, respectively. In fiscal 1998, all of the Series A Preference Shares were converted to Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

         The following is a summary of the Company's financial information extracted from the indicated year-end audited Combined or Consolidated Financial Statements of the S/S Enchanted Seas and the S/S Enchanted Isle, operating units of EffJohn (the "Predecessor"), and the Company, and is qualified in its entirety by the detailed financial information appearing in the Consolidated Financial Statements and the Notes thereto included in Item 14 herein.

                                                PREDECESSOR            THE COMPANY     PRO FORMA
                                          ----------------------       ------------   ------------
                                                   YEAR                PERIOD ENDED    YEAR ENDED
                                             ENDED DECEMBER 31,        SEPTEMBER 30,  SEPTEMBER 30,
                                          ----------------------       ------------   ------------
                                                    1994                  1995(2)       1995(1)
                                                   ------                -------       --------
                                                                                      (UNAUDITED)
                                            (DOLLARS IN THOUSANDS, EXCEPT PER
                                                    SHARE DATA)
INCOME STATEMENT DATA:
Total revenues                                   $  41,860             $   7,256     $  35,075
Operating expenses                                  28,527                 4,941        33,337
Selling & administrative expenses                    6,484                 1,664         9,899
Depreciation and amortization                        3,599                   198         1,693
Interest Expense, net                                1,294                   133         1,933
Write-off of goodwill                                 --                    --            --
Other Income                                          --                    --            --
Loss on Vessel Fire                                  1,367                  --           1,367
Minority interest share of (earnings)
loss of consolidated joint venture                    --                    --            --
Minority interest share of loss
 of unconsolidated joint venture

Net earnings (loss) before tax                         589                   320       (13,154)
Provision for taxes                                   --                       8          --
Net earnings (loss) before
 preferred stock dividend                              589                   312       (13,154)
Provision for preferred stock
dividend                                              --                      60           280
Net earnings (loss) available for
 Common Stockholders                             $     589             $     312     $ (13,434)
Net earnings (loss) per share -
Basic(4)                                         $    --               $    0.06     $   (2.59)
Average shares outstanding - Basic
(000's)                                                                    4,378         5,185
Net earnings (loss) per share -
Diluted(3)(4)                                    $    --               $    0.06     $    --
Average shares outstanding
Diluted(000's)                                        --                   4,378         5,185
OPERATING DATA (UNAUDITED):
Sailings                                                53                    11            64
Traffic days(5)                                        371                    77           444
Passenger days(6)                                  271,075                53,221       271,171
Load factor(7)                                      100.22%                94.81%        83.78%
BALANCE SHEET DATA
Property and equipment, net of

Depreciation                                     $  37,565             $  33,085

Total assets                                     $  40,232             $  44,097

Total borrowings                                 $  30,020             $  24,500

Total stockholders' equity (deficit)             $  (5,585)            $  12,519


                                                 THE COMPANY
                                            -----------------------------------
                                                YEARS ENDED
                                                SEPTEMBER 30,
                                             1996          1997           1998
INCOME STATEMENT DATA:                      ------         ------        -------
Total revenues                           $  47,817      $  57,977     $  63,128
Operating expenses                          35,490         46,140        46,072
Selling & administrative expenses            7,238          7,513         8,715
Depreciation and amortization                1,614          2,108         2,216
Interest Expense, net                        1,266          1,359         1,250
Write-off of goodwill                         --             --            --
Other Income                                   341              6            79
Loss on Vessel Fire                            397           --            --
Minority interest share of (earnings)
loss of consolidated joint venture            (143)         1,420             7
Equity in net loss of unconsolidated
 joint venture                                                             (769)

Net earnings (loss) before tax
 and preferred stock dividend                2,009          2,283         4,193
Provision for taxes                           --             --            --
Net earnings (loss) before
 preferred stock dividend                    2,009          2,283         4,193
Provision for preferred stock
dividend                                       280            280           170
Net earnings (loss) available for
 Common Stockholders                     $   1,729      $   2,003     $   4,023
Net earnings (loss) per share -
Basic(3)(4)                              $    0.31      $    0.36     $    0.64
Average shares outstanding - Basic
(000's)                                      5,582          5,582         6,296
Net earnings (loss) per share -
Diluted(3)(4)                            $    0.29      $    0.33     $    0.54
Average shares outstanding
Diluted(000's)                               6,849          6,876         7,937
OPERATING DATA (UNAUDITED):
Sailings                                        56             63            63
Traffic days(5)                                569            690           675
Passenger days(6)                          384,638        479,386       492,254
Load factor(7)                               92.66%         95.30%       100.04%
BALANCE SHEET DATA
Property and equipment, net of

 Depreciation                            $  36,147      $  37,193     $  38,296

Total assets                             $  53,285      $  53,118     $  59,137

Total borrowings                         $  24,239      $  21,230     $  18,137

Total stockholders' equity (deficit)     $  16,196      $  18,341     $  24,589

(1) Assumes the Commodore Acquisition occurred on October 1, 1994.

(2) Such period begins April 13, 1995 (date of inception) and ends on September 30, 1995; however, the Company commenced cruise operations July 15, 1995, immediately following the Commodore Closing.

(3) Net earnings (loss) per common equivalent share is based upon the weighted average number of shares and equivalents outstanding during each period after giving effect to the dilutive common stock equivalents, the dividends on the Series A Preference Shares, and interest expense on convertible debentures.

(4) Earnings per share do not apply to fiscal year 1994 because during such period the Predecessor was an operating unit of EffJohn International B.V.

(5) Represents the number of sailings, multiplied by the number of days per cruise (excluding Enchanted Capri).

(6) Represents the number of passengers, multiplied by the number of days of their respective cruises (excluding Enchanted Capri).

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

     With respect to the Company's cruise operations, the Company earns revenues primarily from: (i) the sale of passenger tickets, which include accommodations, meals, substantially all shipboard activities, and airfare and hotel packages, if applicable; and (ii) the sale of goods and services on board the Cruise Ships including, but not limited to, casino gambling (Enchanted Isle and Enchanted Capri only), liquor sales and concession income.

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

     With respect to Sea-Comm's operations, the Company earns revenue primarily from reimbursements from Sea-Comm for all operating costs, food costs and all of the principal and interest due on the portion of the EffJohn Loan attributable to the Universe Explorer (assuming such EffJohn Loan was still in existence) during the approximately 320 days each year the vessel is used in the Semester at Sea and Alaska programs. As the majority owner of Sea-Comm, the Company includes all of Sea-Comm's revenues and expenses in its consolidated financial statements and makes an appropriate entry to account for the minority interest of its partner. Because the Semester at Sea program is operated by Seawise pursuant to a charter, the income and losses of the Semester at Sea program are substantially realized by Seawise, not Sea-Comm. With respect to the Alaska and Caribbean WEC programs, however, all income and losses are borne by Sea-Comm.

         With respect to Capri Cruises, the Company earns income from the profit or loss of the Capri Cruises venture as a whole. Because the Company owns exactly half of Capri Cruises, it accounts for its interest in Capri Cruises using the equity method and does not consolidate the revenues and expenses of the venture in its consolidated financial statements. Instead, such financial statements are prepared independently and the Company includes an appropriate line item for the net income or loss from this unconsolidated joint venture in its financial statements.

     The following table presents statements of operations data as a percentage of total revenues:

                                             THE COMPANY
                                             -----------

                                      YEARS ENDED SEPTEMBER 30,
                                      -------------------------

                                      1998      1997      1996
                                     ------    ------    ------
Revenues                             100.0%    100.0%    100.0%

Expenses:
  Operating                           73.0%     79.6%     74.2%
  Selling and Administrative          13.8%     13.0%     15.1%
  Depreciation and Amortization        3.5%      3.6%      3.4%

    Total                             90.3%     96.2%     92.7%

Operating Income                       9.7%      3.8%      7.3%

Other Income (Expense)(1)             -3.1%      0.1%     -3.1%

Net Earnings before
  Provision for Preferred
  Stock Dividend                       6.6%      3.9%      4.2%


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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1998, COMPARED TO YEAR ENDED SEPTEMBER 30, 1997

         Revenues increased by $5,150,990, or 8.9%, for fiscal 1998 compared to fiscal 1997, primarily due to higher passenger yields and an eight day charter, on the Company's New Orleans itinerary. Revenues also increased during fiscal 1998 due to the increase in load factors for the Alaska program which increased from approximately 75% in fiscal 1997 to approximately 96% in fiscal 1998. The increased loads yielded higher revenues.

         The Company's operating expenses decreased by $68,144, in fiscal 1998 compared to fiscal 1997. As a percentage of revenue, operating expenses represented 73% of revenues in fiscal 1998, as compared to 79.6% of revenue in fiscal 1997. The primary reason for the decrease in operating expenses as a percentage of revenue is a result of the 8.9% increase in revenues, as a majority of the Company's operating expenses are fixed costs.

         Marketing, selling and administrative expenses increased by $1,201,718, or 16.0%, in fiscal 1998 compared to fiscal 1997. The higher expenses were primarily due to increased salary and related expenses. Additionally, the Company operated more WEC Alaska and Caribbean cruises during fiscal 1998 than in fiscal 1997, which required additional advertising and promotional expenses.

     Depreciation and amortization increased by $107,526, or 5.1%, in fiscal 1998 compared to fiscal 1997, due to the additional capital expenditures incurred by the Company in conjunction with meeting its SOLAS requirements on its two owned vessels. Interest expense, net, decreased by $108,952 or 8.0% from fiscal 1997 to fiscal 1998 due to lower outstanding principal amounts on the Company's loans.

     Seawise's interest in the Company's Sea-Comm joint venture is reflected in the $7,056 and $1,420,154 line item for "Minority interest share in loss of consolidated joint venture" for fiscal 1998 and 1997, respectively. Sea-Comm lost $14,113 during fiscal 1998 as compared to $2,840,592 during fiscal 1997. The decline in such loss was primarily due to the increase in load factors for the Alaska program which increased from approximately 75% in fiscal 1997 to approximately 96% in fiscal 1998. The increased loads yielded higher revenues and a better net result. Seawise, through its minority interest, absorbs approximately 50% of the Company's loss on the Sea-Comm joint venture.

         The Company accounts for the Capri Cruises joint venture under the equity method. The Company's 50% investment in Capri Cruises resulted in a net loss of $768,928 for the period ended September 30, 1998. These losses were due to costs related to the start up operation, including losses related to the late delivery of the vessel and other expenses for which Capri Cruises was not contractually responsible. The Company expects Capri Cruises to become profitable in the future, however, Capri Cruises is expected to continue to incur losses, on a declining basis, in the near future as it defines its market. Such losses, if significant, could have a material impact on the Company's operations.

     The provision for preferred stock dividend decreased from $280,000 in fiscal 1997 to $170,000 in fiscal 1998 as a result of the conversion of all of the Company's Series A Preference Shares into Common Stock during fiscal 1998.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income," and No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in fiscal 1999. The Company does not expect these new standards to have a material impact on its consolidated financial statements and/or disclosures.

YEAR ENDED SEPTEMBER 30, 1997, COMPARED TO YEAR ENDED SEPTEMBER 30, 1996

     Revenues increased by $10,159,854, or 21.2%, for fiscal 1997 compared to fiscal 1996, primarily due to the number of ships operated each month by the Company during these periods. During fiscal 1997, the Company operated for approximately 23 ship-months as compared to approximately 20 ship-months for fiscal 1996. "Ship-months" are the aggregate number of months in which the Company's ships operated during a fiscal year. Revenues also increased during fiscal 1997 due to the Company's operation of the Alaska program for a total of 98 days during fiscal 1997, which generated greater revenues than the summer Semester at Sea voyage (57 days) and Alaska program (32 days) operated in fiscal 1996. Despite this increase, the load factors for the Alaska program declined from approximately 100% in fiscal 1996 to approximately 75% in fiscal 1997. Finally, the Company has experienced greater load factors during fiscal 1997 on its New Orleans itinerary than in fiscal 1996. The increased loads yielded higher revenues.

     The Company's operating expenses increased by $10,650,034, or 30.0%, in fiscal 1997 compared to fiscal 1996. This increase was due to increased traffic and passenger days in fiscal 1997, and lower load factors and relatively higher operating costs for the Alaska and Caribbean programs, which offers luxury cruise cuisine and luxury cabin services. As a percentage of revenue, operating expenses represented 79.6% of revenues in fiscal 1997, as compared to 74.2% of revenue in fiscal 1996. As a result of the prepaid drydock costs incurred in fiscal 1996, the amortization of these costs resulted in higher operating costs of $1,283,269 in fiscal 1997 versus $804,678 in fiscal 1996.

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

     Seawise's interest in the Company's Sea-Comm joint venture is reflected in the $1,420,154 and $(143,023) line item for "Minority interest share in loss (earnings) of consolidated joint venture" for fiscal 1997 and 1996 respectively. Sea-Comm lost $2,840,592 during fiscal 1997 as compared to net earnings of $286,046 in fiscal 1996. This loss was due primarily to the decreased load factors during the WEC programs operated by Sea-Comm in fiscal 1997. As a result of losses sustained during the Caribbean and Alaska programs, Seawise, through its minority interest, absorbs approximately 50% of the Company's loss on these programs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital deficiency was $10,426,227 and $8,387,670 at September 30, 1998 and 1997, respectively. The Company's working capital deficiency at September 30, 1998 and 1997 was primarily due to the inclusion, in non-current assets, of a $4,629,000 deposit securing the Company's FMC bond. The corresponding liability, customer deposits, which was $7,741,365 and $5,674,811 at September 30, 1998 and 1997, respectively, is included in current liabilities. The primary reason for the increase in the Company's working capital deficiency from fiscal 1997 is the Company's investment in Capri Cruises and capital expenditures in Sea-Comm.

         Cash flows from operations provided $7,752,166, $7,202,564 and $3,467,649, for fiscal 1998, 1997 and 1996, respectively. Cash flows for fiscal 1998 consisted primarily of increases in unearned revenues due to the addition of the Enchanted Capri to the Company's fleet and collection of the insurance claim receivable, and was partially offset by increases in restricted cash, prepaid expenses, and amounts due to/from affiliates.

         The Company's cash flow used in investing activities in fiscal 1998 exceeded the fiscal 1997 outlay by $2,313,012. The primary reason for the increase was the Company's investment of $2 million in Capri Cruises. Additionally, the Company continued its planned capital expenditures in connection with the maintenance of its vessels.

         The Company's cash flow used by financing activities decreased by $1,350,471, from fiscal 1997 to fiscal 1998 primarily due to the net proceeds received from the issuance of its convertible subordinated debentures.

         At September 30, 1998, the Company owed $16,837,583 to the EffJohn Lender in connection with the Commodore Acquisition. The EffJohn Loan was secured by substantially all of the assets of New Commodore, including preferred ships mortgages on both the Enchanted Isle and Universe Explorer, and bears interest at LIBOR plus 2% (7.75% at September 30, 1998). In January 1997 the Company and the EffJohn Lender amended the EffJohn Loan to provide for monthly payments of interest and principal for the duration of the EffJohn Loan.

         On December 4, 1998, the Company borrowed $10 million under the new
Key Loan Agreement. In conjunction with this loan agreement, the Company entered into an Interest Rate Swap Agreement with an affiliate of Key, whereby the interest rate on the Key Loan is fixed at 9.14% over the term of the loan. The monthly principal payments of the Key Loan are fixed for the first year at $41,667, and the remainder of the loan is based on an amortization schedule of 14 years. The remaining unpaid principal and interest is due on December 4, 2006, the date of maturity. The proceeds from the Key Loan, which is secured by a first preferred ship's mortgage on the Universe Explorer, were used to repay a portion of the EffJohn Loan and for working capital.

         In the event that the Company is required to withhold income tax on any amounts due to the EffJohn Lender or Key, the Company has agreed to pay the required amount to be withheld and pay the EffJohn Lender or Key the full amount of interest due under its agreements with the Company.

         The terms of the EffJohn and Key Loans place certain restrictions on the Company. First, the Company is not permitted to place any additional liens on any of its assets (including the Enchanted Isle) without the prior consent of the EffJohn Lender. Second, the Company is prohibited from paying more than 50% of its net profits as dividends. The Key Loan also prohibits the Company from placing any additional liens on the Universe Explorer and requires that the Company meet certain financial covenants.

         On April 22, 1998, the Company borrowed $1.5 million on an unsecured basis, from an unrelated third party. The Company repaid a portion of this amount in August 1998 and renewed the loan for the balance of $1.3 million. This amount was paid in full in December 1998. The interest on the loan was 10% per annum.

     On July 27, 1996, the Universe Explorer had a fire on-board, which resulted in the death of five crew members and loss of revenues during the 17-day period the ship was out of service. The majority of the losses by the passengers and crew, damage to the hull and machinery of the vessel and loss of hire is covered by the Company's insurance policies, subject to applicable deductibles. As a result, as of September 30, 1998 and 1997 the Company had an insurance receivable balance of $-0- and $305,038, respectively.

         In December, 1997 the Company sold $2,150,000 of its 7% convertible subordinated debentures that were due on December 31, 2003. The Company sold these debentures at a 20% discount. In May, 1998 the Company exercised its right to demand conversion of the debentures into 537,500 shares of common stock at $4.00 per share. The net proceeds to the Company were approximately $1,580,000, after deducting brokers' commissions and expenses of the offering. The Company capitalized approximately $812,000 of the discount and expenses of the offering to deferred interest expense and offset the unamortized balance of approximately $753,000 against stockholders' equity upon conversion.

         In January 1999, the Company will take the Universe Explorer out of service primarily for the installation of a sprinkler system aboard the vessel. The installation of the sprinkler system, which will bring the ship into compliance with SOLAS work to be completed on or before October 1, 2005, is expected to be completed in February 1999. The cost of the installation of the sprinkler system is estimated at $4.2 million. The Company expects to pay for such costs with the proceeds of the Key Loan and the proceeds of additional financings to be obtained by the Company with the assistance of its joint venture partner, Seawise. The Company expects to service such additional debt through payments that will be received by the Company, from Seawise, that become due pursuant to an agreement between the Company and Seawise.

         During fiscal 1999, the Company anticipates that it may also require additional capital for acquisitions of additional vessels or new business opportunities. Although the Company has entered into a non-binding letter of intent to form one joint venture to operate a vessel between San Diego, California and Rosarito, Baja California, Mexico, the Company has not entered into a definitive agreement for such business opportunity or any other proposed venture, and thus cannot estimate the amount of capital it may require for this venture, if it proceeds, or for any other business opportunity preliminarily under consideration by the Company. In the event the Company proceeds with any additional business opportunities, it anticipates that the capital requirements therefore will be funded from cash from operations or from financings arranged in connection therewith.

         With respect to the Company's existing operations, the Company expects to fund the operating cash needs for such operations, such as the Company's new Capri Cruises venture, from cash flow from its established operations until such ventures become profitable. Capri Cruises suffered certain unanticipated expenses during its initial operations as a result of the failure of the other party to the charter to meet certain of its contractual obligations associated with the delivery of the vessel. The Company plans to pursue claims for its losses against such party. In addition, Capri Cruises is continuing to experience losses related to its start-up as it defines its market. The Company expects that such losses will decline as Capri Cruises establishes its market niche. Half of such losses will be funded by the Company's partner, Isle of Capri. There can be no assurances that Capri Cruises' losses will not have a material adverse effect on the Company.

YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or a miscalculation, causing disruptions of operations, including, among other things, temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Due to the expansion of the Company's business, the Company has recently purchased a new AS400 for its reservations system, along with the operating systems, that are the latest versions available. The Company also installed new workstations for most of its non-reservations staff. The equipment was installed after the Company's fiscal year end and will be included in capital expenditures in the first quarter of fiscal 1999. Additionally, the Company is in the process of installing a new general ledger and accounts payable system that will be fully functional by the second quarter of fiscal 1999. The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. The Company has already evaluated its on-board point of sale computer equipment and reservations computer software and made the changes and upgrades necessary, based on the opinion of the consultants and vendors it has hired for such purpose, to assure that such equipment will function properly in the Year 2000. The Company believes that it has identified all Year 2000 problems with respect to its own computer equipment and software.

         The Company has also contacted some of its significant vendors, customers and service providers, including its technical manager, to determine the extent to which such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. A mailing to the balance of the Company's significant vendors and follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, will be conducted in January 1999. The response from the Company's initial inquiries have not yielded enough information for the Company to determine whether such vendors and service providers will be Year 2000 compliant on a timely basis.

         The Company has incurred an immaterial amount in costs associated with the identification and remediation of its Year 2000 issues as it has reprogrammed its reservations system using in-house personnel. The cost of the new AS400 system, internal network of workstations and the accounts payable/general ledger system is approximately, $162,000, $55,000 and $50,000, respectively. If there exist other Year 2000 issues that the Company has not identified, or if the Company's vendors and service providers fail to identify and remediate their Year 2000 issues on a timely basis, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's operations or its relationships with its customers, vendors and service providers.

         The Company has not yet begun a comprehensive analysis of the operational problems and costs (including the loss of revenues) that would be reasonably likely to result from the failure of the Company and certain of its significant vendors and service providers to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company plans to complete such analysis and contingency planning during its 1999 fiscal year.

         The costs of the Company's Year 2000 identification, assessment, and remediation and the dates upon which the Company will complete various actions are based upon management's best estimates. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues and the ability of the Company to require its vendors and service providers to thoroughly identify, assess and remediate their Year 2000 issues. In addition, variability of definitions of "compliance with Year 2000" may lead to different levels of compliance by the Company, its vendors and service providers. No assurance can be given that the Company and its significant vendors and service providers will be Year 2000 compliant on a timely basis, or that a partial lack of compliance will not lead to claims against the Company, the magnitude of which are not currently estimable. No assurance can be given that such claims will not have a material adverse effect on the Company's results of operations.

INFLATION

     The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate instruments, with respect to both its liquid assets and its debt instruments.

         The Company maintains a portion of its cash and cash equivalents, including its deposit to secure its FMC Certificate of Financial Responsibility, which equals $4,629,000, in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate declines. An immediate decline of 10% in interest rates would reduce the Company's annual interest income by $52,000.

         The Key Loan is a variable rate loan; however, the Company has purchased interest rate protection for such loan in the form of an interest rate swap. As a result, although the Key Loan bears interest at the prime rate plus 80 basis points, the interest rate swap provides that the rate shall effectively be fixed at 9.14% over the term of the loan. The EffJohn Loan bears interest at LIBOR plus 2%, and thus is affected by changes in interest rates. In the event that interest rates increased by 10%, the Company's interest obligation would increase by $65,000, $39,000, $22,000 and $6,000, respectively, in each of its fiscal years 1999, 2000, 2001, and 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors of the Company set forth under the caption "Election of Directors" in the definitive Proxy Statement of the Company for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") is incorporated herein by reference.

     Information concerning the executive officers of the Company is included in
Part I herein under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in the 1999 Proxy Statement under the caption "Compensation of Officers" and "Board of Directors--Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Principal Stockholders and Security Ownership of Management" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Transactions with Management and Others" in the 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

     See "Index to Financial Statements" on Page F-1.

     2. Financial Statement Schedules

     All schedules have been omitted because they are not applicable or the required information is shown in the financial statements herein.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of Fiscal 1998.

(c) Exhibits

EXHIBIT
 NUMBER          DESCRIPTION OF EXHIBIT
--------         -----------------------
3a               Memorandum of Association of the Company, as amended (1)
3b               Bye-Laws (1)
4a               Form of Common Stock Certificate (2)
4b               Form of Warrant Certificate (3)
4c               Form of Warrant Agent Agreement (3)
4d               Form of Underwriter's Warrant Agreement (3)

4e              Stockholder Rights Plan (4)
4f              Assignment and Assumption of Underwriter's Warrant Agreement
10a             Employment Agreement dated May 3, 1995 between the Company and
                Jeffrey I. Binder (1)
10b             Employment Agreement dated May 3, 1995 between New Commodore and
                Frederick A. Mayer, as amended (1)
10c             Employment Agreement dated May 3, 1995 between New Commodore and
                James R. Sullivan, as amended (1)
10d             Employment Agreement dated May 3, 1995 between New Commodore and
                Alan Pritzker, as amended (1)
10e             USD $24,500,000 Loan Facility Agreement, dated July 14, 1995 among the EffJohn Lender, Almira, Azure, New Commodore and the
                Company (1)
10f             1995 Stock Option Plan (1)
10g             Joint Venture Agreement dated October 30, 1995 between the
                Company, Seawise and Sea-Comm (1)
10h             Management Services Agreement dated July 5, 1995 between New
                Commodore and IMC (3)
10i             Sublease for Office Space at 4000 Hollywood Boulevard dated June
                30, 1995 between EffJohn and New Commodore (3)
10j             Software Agreement between Reservations Technology, Inc. and New
                Commodore (3)
10k             Sublease of computer equipment and software between Old
                Commodore and New Commodore (IBM Sublease) (3)
10l             Assignment of Financing and Berthing Agreement dated June 29,
                1995 between New Commodore and Old Commodore as consented to by the Board of Commissioners of the Port of New Orleans (3)
10m             Warrant Certificate for 250,000 Shares of Common Stock of the
                Company dated July 14, 1995 in favor of JeMJ Financial Services,
                Inc. (3)
10n             Warrant Certificate for 250,000 Shares of Common Stock of the
                Company dated July 14, 1995 in favor of Jeffrey I. and Rosalie
                Binder (3)
10o             Warrant Certificate for 250,000 shares of Common Stock of the
                Company dated October 30, 1995 in favor of Seawise (3)
10p             First Priority Panamanian Mortgage on the Enchanted Isle dated
                July 14, 1995 between Almira and the EffJohn Lender (3)
10q             First Priority Charge over the shares of Almira dated July 14,
                1995 between the EffJohn Lender and New Commodore (3)
10r             First Priority Tripartite Deed in respect of the Enchanted Isle dated July 14, 1995 between Almira, New Commodore and the
                EffJohn Lender (3)
10s             Second Amendment to Employment Agreement by and between New
                Commodore and Frederick Mayer dated May 3, 1997 (5)
10t             First Amendment to Employment Agreement by and between the
                Company and Jeffrey I. Binder dated July 15, 1997 (6)
10u             First Amendment to USD $24,500,000 Loan Facility Agreement dated
                December 4, 1998 among the EffJohn Lender, Azure, Almira, New
                Commodore and the Company
10v             Modification Agreement dated December 4, 1998 among Sea-Comm,
                Seawise, WEC, HCT, Azure, New Commodore and the Company
10w             Extension of the Financing and Berthing Agreement between New
                Commodore and the Port of New Orleans dated August 24, 1998
10x             Restated Warrant Certificate for 520,455 Shares of Common Stock
                of the Company dated October 15, 1998 in favor of Jeffrey I. and
                Rosalie Binder
10y             Restated Warrant Certificate for 545,455 Shares of Common Stock
                of the Company dated April 15, 1998 in favor of JeMJ Financial
                Services, Inc.
10z             First Preferred Marine Mortgage dated December 4, 1998 executed by Azure in favor of KeyCorp
10aa            Assignment of Mortgage in respect of the Enchanted Isle
10bb            Charter Agreement dated March 9, 1998 between Cruise Charter,
                Ltd. And Commodore Cruises Limited, as amended (7)
10cc            Joint Venture Agreement of Capri Cruises dated April 17, 1998 between Commodore

                Cruises Limited and Isle of Capri Corporation(7)
10dd            Promissory Note dated April 22, 1998 (7)
10ee            Loan and Security Agreement dated December 4, 1998 between Azure and KeyCorp
10ff            Promissory Note dated December 4, 1998 between Azure and
                KeyCorp
10gg            ISDA Master Agreement dated December 4, 1998 between Azure and
                KeyCorp, and the Schedule and Confirmation thereto
10hh            Corporate Guaranty Agreement dated December 4, 1998 between the
                Company and KeyCorp
21              Subsidiaries of the Company
24              Power of Attorney (included on signature page)
27              Financial Data Schedule (8)

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-01270) filed on February 12, 1996.

(2) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 333-01270) filed on June 18, 1996.

(3) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-01270) filed on May 28, 1996.

(4) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 29, 1998.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(6) Incorporated by reference to the Company's 1997 Annual Report on Form 10-K for the year ended September 30, 1997.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(8)   Included only in electronic filing.

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

                                             COMMODORE HOLDINGS LIMITED

                                             By /s/ FREDERICK A. MAYER
                                                ---------------------------
                                             Frederick A. Mayer, Vice-Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                            DATE

/s/ JEFFREY I. BINDER                        Chairman of the Board              December 29, 1998
---------------------------------
Jeffrey I. Binder

/s/ FREDERICK A. MAYER                       Vice-Chairman of the Board         December 29, 1998
---------------------------------            (Principal Executive Officer)
Frederick A. Mayer

/s/ JAMES R. SULLIVAN                        President                          December 29, 1998
---------------------------------
James R. Sullivan

/s/ ALAN PRITZKER                            Vice President, Finance and        December 29, 1998
---------------------------------            Chief Financial Officer
Alan Pritzker                                (Principal Financial and
                                             Accounting Officer)

                                             Director                           December __, 1998
---------------------------------
Ralph V. De Martino

/s/ MARK J. MAGED                            Director                           December 29, 1998
---------------------------------
Mark J. Maged

/s/ ARNOLD ADOLPHUS FRANCIS, Q.C.            Director                           December 29, 1998
---------------------------------
Arnold Adolphus Francis, Q.C.

/s/ GORDON HILL                              Director                           December 29, 1998
---------------------------------
Gordon Hill

                         INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE
                                                                           -----
COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
  Report of Independent Certified Public Accountants   .................... F-2
  Consolidated Balance Sheets--September 30, 1998 and 1997   .............. F-3
  Consolidated Statements of Earnings-- Years Ended September 30, 1998,
   1997 and 1996........................................................... F-4
  Consolidated Statement of Stockholders' Equity--September 30, 1998  ..... F-5
  Consolidated Statements of Cash Flows-- Years Ended September 30, 1998,
     1997 and 1996 ........................................................ F-6
  Notes to Consolidated Financial Statements  ............................. F-8

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Commodore Holdings Limited and Subsidiaries

We have audited the accompanying consolidated balance sheets of Commodore Holdings Limited and Subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Commodore Holdings Limited and Subsidiaries as of September 30, 1998 and 1997 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Miami, Florida
December 4, 1998

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30,

                                     ASSETS

                                                                                      1998                1997
                                                                             ----------------    ---------------
Current assets
    Cash and cash equivalents                                                $      3,172,022    $     3,530,563
    Restricted cash                                                                 2,326,261            191,273
    Trade and other receivables                                                       481,623            321,191
    Insurance claim receivable                                                             -             305,038
    Due from affiliates                                                             1,061,050             71,294
    Inventories                                                                     1,465,593          1,870,128
    Prepaid expenses                                                                2,865,124          3,050,353
    Other current assets                                                               76,933             76,290
                                                                             ----------------    ---------------
               Total current assets                                                11,448,606          9,416,130

Property and equipment, net                                                        38,296,368         37,193,102

Investment in Joint Venture                                                         1,481,072                 -

Long-term receivable-affiliates                                                     2,549,524          1,517,913

Investments restricted                                                              4,629,000          4,629,000

Other assets                                                                          732,187            361,667
                                                                             ----------------    ---------------

                                                                             $     59,136,757    $    53,117,812
                                                                             ================    ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt                                        $      4,392,408    $     4,392,408
    Note payable                                                                    1,300,000                 -
    Accounts payable                                                                6,457,312          5,512,270
    Accrued liabilities                                                               710,192          1,576,504
    Due to affiliates                                                               1,200,622            574,873
    Customer and other deposits                                                     7,741,365          5,674,811
    Accrued interest                                                                   72,934             72,934
                                                                             ----------------    ---------------
               Total current liabilities                                           21,874,833         17,803,800

Long-term debt                                                                     12,445,175         16,837,582

Minority interest in subsidiary                                                       227,622            135,037

Stockholders' equity
    Preferred stock - authorized 10,000,000 shares of $.01 par
      value; issued 0 in 1998 and 1,027,230 in 1997                                        -              10,272
    Common stock - authorized 100,000,000 shares of $.01 par
      value; issued 7,264,821 in 1998 and 5,581,933 in 1997                            72,648             55,819
    Additional paid-in capital                                                     16,347,682         14,012,051
    Retained earnings                                                               8,168,797          4,263,251
                                                                             ----------------    ---------------
               Total stockholders' equity                                          24,589,127         18,341,393
                                                                             ----------------    ---------------

                                                                             $     59,136,757    $    53,117,812
                                                                             ================    ===============

The accompanying notes are an integral part of these statements.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                            YEARS ENDED SEPTEMBER 30,

                                                                       1998              1997              1996
                                                                -------------     -------------    -------------
Revenues                                                        $  63,127,725     $  57,976,735    $  47,816,881

Expenses
    Operating                                                      46,071,603        46,139,747       35,489,713
    Marketing, selling and administrative                           8,715,152         7,513,434        7,238,148
    Depreciation and amortization                                   2,215,772         2,108,246        1,613,668
                                                                -------------     -------------    -------------
                                                                   57,002,527        55,761,427       44,341,529
                                                                -------------     -------------    -------------

Operating income                                                    6,125,198         2,215,308        3,475,352

Other income (expense)
    Other income                                                       79,498             6,396          340,641
    Interest income                                                   436,485           483,214          382,101
    Interest expense                                               (1,686,139)       (1,841,818)      (1,648,276)
    Minority interest share of loss (earnings)
      of consolidated joint venture                                     7,056         1,420,154         (143,023)
    Equity in net (loss) of unconsolidated
      joint venture                                                  (768,928)               -                -
    Loss on vessel fire                                                    -                 -          (397,310)
                                                                -------------     -------------    --------------

                                                                   (1,932,028)           67,946       (1,465,867)
                                                                -------------     -------------    -------------
               Earnings before provision for
                 income taxes and provision for
                 preferred stock dividend                           4,193,170         2,283,254        2,009,485

Provision for income taxes                                                 -                 -                -
                                                                -------------     -------------    -------------
               Net earnings before provision
                 for preferred stock dividend                       4,193,170         2,283,254        2,009,485

Provision for preferred stock dividend                                170,000           280,000          280,000
                                                                -------------     -------------    -------------
               Net earnings available for
                 common stockholders                            $   4,023,170     $   2,003,254    $   1,729,485
                                                                =============     =============    =============

    Earnings per share - Basic                                  $         .64     $         .36    $         .31
                                                                =============     =============    =============

    Earnings per Share - Diluted                                $         .54     $         .33    $         .29
                                                                =============     =============    =============


The accompanying notes are an integral part of this statement.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   PREFERRED STOCK                      COMMON STOCK
                                          -------------------------------    --------------------------------      ADDITIONAL
                                              NUMBER                             NUMBER                              PAID-IN
                                             OF SHARES         PAR VALUE        OF SHARES         PAR VALUE          CAPITAL
                                          -------------     -------------    -------------     -------------    --------------
Balance at September 30, 1995                 1,000,000     $      10,000        4,931,933     $      49,319    $   12,148,576

Net proceeds of initial public offering              -                 -           650,000             6,500         1,692,104

Preferred stock dividend (Note G)                 6,979                70               -                 -             27,846

Net earnings                                         -                 -                -                 -                 -
                                          -------------     -------------    -------------     -------------    --------------
Balance at September 30, 1996                 1,006,979            10,070        5,581,933            55,819        13,868,526

Fair value of options to nonemployees                -                 -                -                 -             62,722

Preferred stock dividend (Note G)                20,251               202               -                 -             80,803

Net earnings                                         -                 -                -                 -                 -
                                          -------------     -------------    -------------     -------------    --------------
Balance at September 30, 1997                 1,027,230            10,272        5,581,933            55,819        14,012,051

Fair value of options to nonemployees                -                 -                -                 -            276,751

Preferred stock dividend (Note G)                14,825               148               -                 -             59,151

Conversion of preferred stock
 to common stock (Note G)                    (1,042,055)          (10,420)       1,042,055            10,420                -

Conversion of subordinated
 debentures to common stock (Note F)                 -                 -           537,500             5,375         1,391,597

Exercise of employee stock options                   -                 -             3,333                34             9,132

Issuance of common stock (Note G)                    -                 -           100,000             1,000           599,000

Net earnings                                         -                 -                -                 -                 -
                                          -------------     -------------    -------------     -------------    --------------
Balance at September 30, 1998                        -      $          -         7,264,821     $      72,648    $   16,347,682
                                          =============     =============    =============     =============    ==============

                                            RETAINED
                                            EARNINGS              TOTAL
                                          -------------     ---------------
Balance at September 30, 1995             $     311,535     $    12,519,430

Net proceeds of initial public offering              -            1,698,604

Preferred stock dividend (Note G)               (59,069)            (31,153)

Net earnings                                  2,009,485           2,009,485
                                          -------------     ---------------
Balance at September 30, 1996                 2,261,951          16,196,366

Fair value of options to nonemployees                -               62,722

Preferred stock dividend (Note G)              (281,954)           (200,949)

Net earnings                                  2,283,254           2,283,254
                                          -------------     ---------------
Balance at September 30, 1997                 4,263,251          18,341,393

Fair value of options to nonemployees                -              276,751

Preferred stock dividend (Note G)              (287,624)           (228,325)

Conversion of preferred stock
 to common stock (Note G)                            -                   -

Conversion of subordinated
 debentures to common stock (Note F)                 -            1,396,972

Exercise of employee stock options                   -                9,166

Issuance of common stock (Note G)                    -              600,000

Net earnings                                  4,193,170           4,193,170
                                          -------------     ---------------
Balance at September 30, 1998             $   8,168,797     $    24,589,127
                                          =============     ===============

The accompanying notes are an integral part of this statement.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED SEPTEMBER 30,

                                                                     1998              1997             1996
                                                                -------------     -------------    -------------
Cash flows from operating activities:
    Net earnings                                                $   4,193,170     $   2,283,254    $   2,009,485
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
       Depreciation of property and equipment                       2,170,772         2,081,910        1,581,519
       Amortization of deferred dry-dock                            1,521,474         1,283,269          804,678
       Amortization of organization cost                               45,000            45,000           16,729
       Fair value of options to nonemployees                          221,799            62,722               -
       Undistributed equity in loss of joint venture                  768,928                -                -
       (Increase) decrease in operating assets
          Restricted cash                                          (2,134,988)        1,221,634       (1,049,445)
          Trade and other receivables                                (160,432)            7,621         (249,743)
          Insurance claim receivable                                  305,038         2,165,486       (2,470,525)
          Due from affiliates                                        (777,756)          (28,373)         413,957
          Inventories                                                 404,535           (39,886)      (1,139,241)
          Prepaid expenses and other current assets                (1,576,408)       (1,869,780)      (2,052,147)
          Other assets                                                     -                 -          (200,000)
       Increase (decrease) in operating liabilities
          Accounts payable                                            945,043           245,160        3,898,697
          Accrued liabilities                                        (866,312)           87,834          495,109
          Due to affiliates                                           625,749          (174,758)         249,631
          Customer and other deposits                               2,066,554          (164,549)       1,494,703
          Accrued interest                                                 -             (3,980)        (335,758)
                                                                -------------     -------------    -------------
               Net cash provided by operating
                 activities                                         7,752,166         7,202,564        3,467,649

Cash flows from investing activities:
    Capital expenditures                                           (3,274,038)       (2,362,158)      (4,642,139)
    Long-term receivable - affiliates                              (1,031,611)       (1,517,913)              -
    Decrease in capital leases obligation                                  -                 -          (223,960)
    Investment in joint venture                                    (2,038,000)               -                -
    (Decrease) increase in minority interest                           92,585           (57,981)         193,018
                                                                -------------     -------------    -------------
               Net cash used in investing activities               (6,251,064)       (3,938,052)      (4,673,081)

Cash flows from financing activities:
    Principal payments on debt                                     (4,592,407)       (3,009,165)        (260,847)
    Proceeds from exercise of employee stock options                    9,166                -                -
    Proceeds from issuance of note payable                          1,500,000                -                -
    Proceeds from initial public offering                                  -                 -         1,698,604
    Proceeds from issuance of subordinated debentures, net          1,451,923                -                -
    Preferred stock dividends paid                                   (228,325)         (200,949)         (31,153)
                                                                -------------     -------------    -------------
               Net cash (used in) provided by
                 financing activities                              (1,859,643)       (3,210,114)       1,406,604
                                                                -------------     -------------    -------------

Net (decrease) increase in cash and cash equivalents                 (358,541)           54,398          201,172

Cash and cash equivalents at beginning of period                    3,530,563         3,476,165        3,274,993
                                                                -------------     -------------    -------------
Cash and cash equivalents at end of period                      $   3,172,022     $   3,530,563    $   3,476,165
                                                                =============     =============    =============
                                                                                                       (continued)


                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                            YEARS ENDED SEPTEMBER 30,

                                                                       1998              1997             1996
                                                                -------------     -------------    -------------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                    $   1,686,139     $   1,845,798    $   1,601,933
                                                                =============     =============    =============
    Cash paid during the period for taxes                       $          -      $          -     $          -
                                                                =============     =============    =============


Supplemental schedule of noncash investing and financing activities:

    In March 1998, the Company issued 100,000 shares of common stock to acquire a leasehold interest in a vessel. The market value of the common stock at the date of issuance was $600,000.

    In January 1998, January 1997 and April 1996, the Company issued 14,825, 20,251 shares and 6,979 shares, respectively of its Series A preference shares in partial payment of its preferred share dividend.

    In May 1998, the Company exercised its right to demand conversion of $2,150,000 of convertible debentures. As a result, the debentures were converted into 537,500 shares of the Company's common stock.

    During fiscal 1998, all of the Series A preference shares were converted to 1,042,055 shares of the Company's common stock.

The accompanying notes are an integral part of this statement.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996

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

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of CHL, its wholly-owned subsidiaries and majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company reflects its investments in its 50%-owned joint venture at cost plus/(minus) its equity in undistributed net earnings/(loss).

     SEA-COMM

     Sea-Comm has chartered the Universe Explorer to Seawise for 200 days per year for an educational program. The terms of the charter provide that Seawise has the use of 76% of the cabins in exchange for payment of 76% of the operating costs, including 76% of the labor, 100% of food costs and 76% of the principal and interest due on the Company's ship mortgage. Sea-Comm will earn additional revenue from onboard revenues and the sale of the 24% of the cabins on the vessel. Seawise has purchased these cabins from Sea-Comm for $3 million per year. During the summer, Sea-Comm operates the Universe Explorer in Alaska and during the winter, in the Caribbean.

                                                                     (continued)
                                      F-8

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     RESTRICTED CASH

     In fiscal 1998, the Company entered into an escrow agreement whereas the Company maintains certain advance passenger deposits in an escrow account until the completion of the associated voyage. In addition, commencing in November 1996, the Company had entered into an agreement with a credit card processor which requires a chargeback reserve account that equals approximately 2.5% of the Company's Visa/Master card deposits. The amounts in the escrow account and the reserve account are classified as restricted cash.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first out method.

     DRY-DOCKING

     Costs associated with the dry-docking of the vessels are charged to prepaid expenses when incurred and expensed over the estimated period until the next scheduled dry-dock (not to exceed two years). Prepaid dry-docking cost of $1,502,442 and $1,439,658 net of accumulated amortization of $2,743,703 and $1,222,229 are recorded in prepaid expenses as of September 30, 1998 and 1997, respectively.

                                       F-9
                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at September 30, 1998 and September 30, 1997 and revenues and expenses during the reporting periods. The actual outcome of the estimates could differ from these estimates made in the preparation of the financial statements.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, trade receivables, and accounts payable approximate fair value due to the short term maturities of these instruments. The carrying value of the long-term receivable affiliates approximates fair value as the interest rate earned on the receivable approximates the current market rate.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Significant vessel refurbishing costs are capitalized as additions to the vessel, while costs of repairs and maintenance are charged to expense as incurred. Depreciation has been provided using the straight-line method over original useful lives of 18 years after a reduction for the estimated salvage value for vessels and five to ten years for furniture and fixtures, improvements, and other property and equipment.

     INVESTMENTS - RESTRICTED

     The Company has placed $4,629,000 on deposit with a bank, securing its Federal Maritime Commission (FMC) Certificate of Financial Responsibility (FMC Certificate) for the Enchanted Isle (see Note H).

     ADVERTISING COSTS

     Advertising costs are expensed as incurred and are included in marketing, selling and administrative expenses.
                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996

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

     EARNINGS PER SHARE

     The Company adopted Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share" in fiscal 1998. FAS 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of earnings as well as the restatement of prior periods presented.

     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computation is as follows:


                                        NET
                                     EARNINGS -        BASIC          BASIC         DILUTED        DILUTED
         FISCAL YEAR ENDED              BASIC          SHARES          EPS           SHARES          EPS
         -----------------           ----------      ---------    -----------       ---------    -----------
               1998                   4,023,170      6,295,516    $       .64       7,936,528    $       .54

               1997                   2,003,254      5,581,933    $       .36       6,875,856    $       .33

               1996                   1,729,485      5,581,933    $       .31       6,849,102    $       .29


     Included in diluted shares are common stock equivalents relating to options, warrants and preferred stock of 1,641,012, 1,293,923, and 1,267,169 for fiscal 1998, 1997 and 1996 respectively. Added back to net earnings for diluted EPS purposes is the provision for preferred stock dividends of $170,000, $280,000 and $280,000 for the years ended September 30, 1998, 1997 and 1996, respectively, as well as interest expense on convertible debentures of approximately $58,000 for the year ended September 30, 1998. Warrants to purchase 1,063,799 shares of the Company's common stock ranging from a per share exercise price of $4.75 to $7.05, which were outstanding during fiscal 1998, were not included in the computation of diluted EPS because the warrants' exercise prices were greater than the annual average market price of the common shares. These warrants are all exercisable as of September 30, 1998. In addition, in October 1998 and December 1998, the Company issued warrants to purchase 50,000 and 81,633 shares of common stock for $5.45 and $6.13 per share (Note M) which were not included in the computation of diluted EPS.
                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     RECLASSIFICATIONS

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income," and No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in fiscal 1999. The Company does not expect these new standards to have a material impact on its consolidated financial statements and/or disclosures.

     LONG-LIVED ASSETS

     The Company adopted Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangible assets to be held and used, or disposed of, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal 1998 and 1997, the Company determined that none of its long-lived assets had been impaired, and therefore the Company did not adjust the carrying amounts of such assets.

     STOCK OPTIONS

     The Company has elected to account for employee stock options and warrants under the intrinsic value method of APB Opinion 25 and related Interpretations and therefore is not required to recognize compensation expense for employee stock options and warrants. Commencing October 1, 1996, the Company accounts for options and warrants issued to non-employees, under SFAS 123, Accounting for Stock Based Compensation.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


NOTE B - INVESTMENT IN JOINT VENTURE

     In March 1998, the Company chartered the M/V Enchanted Capri (formerly the Island Holiday) for a period ending on January 1, 2003. In April 1998, the Company entered into a joint venture agreement for a joint venture (Capri Cruises) with Isle of Capri Casinos, Inc., the owner and operator of five riverboat and dockside casinos. The Company assigned its rights under the Enchanted Capri charter agreement to Capri Cruises. Pursuant to the agreement, Isle of Capri Casinos, Inc. and the Company will jointly operate cruises in strategic markets. The Company is accounting for the joint venture under the equity method.

     A condensed summary of the assets and liabilities and results of operations of the joint venture follows:


                                                                    AS OF
                                                                 SEPTEMBER 30,
                                                                     1998
                                                                 -------------
                  Current assets                                 $   2,734,677
                  Property and equipment, net                        3,973,519
                  Other assets                                         865,299
                                                                 -------------
                               Total assets                      $   7,573,495
                                                                 =============
                  Current liabilities                            $   4,298,871
                  Other liabilities                                    312,480

                  Partners' capital accounts                         2,962,144
                                                                 -------------
                               Total liabilities and
                                 partners' capital               $   7,573,495
                                                                 =============

                                                                  PERIOD FROM
                                                                   APRIL 16,
                                                                      1998
                                                                    THROUGH
                                                                  SEPTEMBER 30,
                                                                      1998
                                                                 --------------
                  Revenues                                       $  6,165,937
                  Expenses                                          7,703,793
                                                                 ------------
                  Net loss                                       $  1,537,856
                                                                 ============

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


NOTE B - INVESTMENT IN JOINT VENTURE - Continued

     The joint venture incurred a net loss of $1,537,856 for the period ended September 30, 1998. If the joint venture continues to incur losses, it could have a significant impact on the Company's operations.

     The other party to the vessel charter failed to deliver the vessel free of claims from its creditors. Capri Cruises has settled certain of these claims and plans to pursue collection from the other party. While the Company does not expect additional claims to be presented, there can be no assurance that additional claims will not arise. The Company believes that this will not have a significant future impact on the its operations.

     The Company performs certain administrative services on behalf of Capri Cruises. As a result, the Company charges certain expenses related to these administrative services to Capri Cruises. For the year ended September 30, 1998, the Company charged approximately $239,000 to Capri Cruises which is included as part of other income on the consolidated statement of earnings.

NOTE C - PROPERTY AND EQUIPMENT


                                                                   1998                1997
                                                              ---------------     ---------------
                  Vessels                                    $     42,637,121     $    39,165,024
                  Equipment and other                               1,211,572           1,083,007
                  Construction in progress                            470,000             765,983
                                                              ---------------     ---------------
                                                                   44,318,693          41,014,014
                  Accumulated depreciation                         (6,022,325)         (3,820,912)
                                                              ---------------     ---------------
                                                              $    38,296,368     $    37,193,102
                                                              ===============     ===============

NOTE D - INVENTORIES

                                                                   1998                1997
                                                              ---------------     ---------------
                  Food, beverage and supplies                 $     1,296,780     $     1,645,735
                  Fuel                                                168,813             224,393
                                                              ---------------     ---------------
                                                              $     1,465,593     $     1,870,128
                                                              ===============     ===============


NOTE E - DEBT

     NOTE PAYABLE

     On April 22, 1998, the Company borrowed $1.5 million on an unsecured basis, from an unrelated third party. As of September 30, 1998, the unpaid balance of this note was $1.3 million. This amount was paid in full in December 1998. The interest on the outstanding loan is 10% per annum. In connection with these loans, the Company issued the lender warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $5 per share. These warrants are exercisable commencing on April 22, 1999 and expire on April 23, 2003.
                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


NOTE E - DEBT - Continued

     LONG-TERM DEBT

     In July, 1995 the Company entered into a loan agreement with an affiliate of EffJohn (the "Lender") in the amount of $24,500,000. The loan is secured by first preferred ship mortgages on both the Enchanted Isle and the Universe Explorer. The loan bears interest at LIBOR plus 2% per annum (7.75% at September 30, 1998). Commencing in February 1997, the remaining principal balance is due in monthly principal installments of $366,034, plus accrued interest, continuing until maturity, in July 2002.

     In the event that the Company is required to withhold tax on any interest due to the Lender, the Company has agreed to pay the required amount to be withheld and pay the Lender the full amount of interest due. The loan agreement includes covenants as defined, including a requirement that the Company maintain a minimum amount of $1,000,000 in the operating bank accounts.

     The minimum required principal payments as of September 30, 1998 on long-term debt, are as follows:

                                    1999         $       4,392,408
                                    2000                 4,392,408
                                    2001                 4,392,408
                                    2002                 3,660,359
                                                 -----------------
                                                 $      16,837,583
                                                 =================

     On December 4, 1998, the Company borrowed $10 million under a Loan and Security Agreement with a leasing company. In conjunction with this loan agreement, the Company entered into an Interest Rate Swap Agreement with an affiliate of the leasing company, whereas the interest rate on the loan agreement is fixed at 9.14% over the term of the loan. This financial instrument was not entered into for trading or speculative purposes, but rather as an interest rate hedge. The Company has not purchased any other derivative financial instruments. The monthly principal payments of the loan are fixed at $41,667 for the first 12 months, at which time the remaining monthly principal and interest payments are fixed at $97,166, with the remaining unpaid principal and interest due on December 4, 2006, the date of maturity. The proceeds from this loan was used to repay the $8,418,792 loan to Effjohn secured by the Universe Explorer and for working capital. This new loan is secured by a first mortgage on the Universe Explorer. The terms of this loan requires the Company to comply with certain loan covenants, including certain restrictions on future borrowings. The revised minimum required principal payments as of September 30, 1998 as if this new loan agreement was entered into as of September 30, 1998 are as follows:
                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996

NOTE E - DEBT - Continued

              1999                               $       2,571,207
              2000                                       2,582,778
              2001                                       2,576,336
              2002                                       2,244,606
              2003                                         451,827
              Thereafter                                 7,992,038
                                                 -----------------
                                                 $      18,418,792
                                                 =================

NOTE F - CONVERTIBLE DEBT

     In December 1997, the Company sold $2,150,000 of 7% convertible subordinated debentures due December 31, 2003, at a 20% discount. In May 1998, the Company exercised its right to demand conversion of the debentures into 537,500 shares of the Company's common stock. As a result of this transaction, the Company's long-term debt decreased by $2.15 million and stockholders' equity increased by approximately $1.4 million, after deducting approximately $753,000 of deferred financing costs.

NOTE G - STOCKHOLDERS' EQUITY

     COMMON STOCK

     In June 1998, the Company issued 100,000 shares of common stock to acquire a leasehold interest in M/V Enchanted Capri.

     COMMON STOCK PURCHASE RIGHTS PLAN

     In September 1998, the Company implemented a Common Stock Purchase Rights Plan and declared a dividend of one Common Stock Purchase Right ("Right") for each share of the Company's common stock outstanding. The dividend is payable as of November 2, 1998 to stockholders of record on that date and for each share of the Company's common stock issued during the term of the plan. Each Right entitles the registered holder to purchase from the Company one share of common stock at a per share price of $28.34, subject to certain adjustments. The Rights are not exercisable or transferable, apart from the Company's common stock, until after a person or group acquires, or has the right to acquire, beneficial ownership of 15 percent or more of the Company's common stock or announces a tender or exchange offer to acquire ownership of 30 percent or more of the Company's common stock. The Rights will expire in November 2008, unless earlier redeemed by the Company at the option of the Company for $.01 per Right. (continued)

     In the event that the Rights are not redeemed, become exercisable, and any person, group of affiliated or associated persons becomes an acquiring person, as defined by the agreement, the holder of a Right (other than an acquiring person, whose Rights will be void) will have the right to receive, upon payment of the exercise price, that number of shares of common stock having a market value at the time of the transaction equal to two times the exercise price.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


NOTE G - STOCKHOLDERS' EQUITY - Continued

     PREFERRED STOCK

     As part of the consideration for the sale of the cruise line, EffJohn received 1,000,000 shares of 7% Cumulative Convertible Redeemable Series A Preferred Stock at a value of $4.00 per share totaling $4,000,000. The cash payment of the dividend is limited to 10% of the Company's net profits for each year. The remaining portion of the dividend, if any, is payable in preferred stock based on a value of $4.00 per share.

     In fiscal 1998, 1997 and 1996 the Company paid a dividend to the holders of its Series A preference shares. The Company issued 14,825, 20,251 and 6,979, respectively, of Series A preference shares in partial payment of the dividend and paid, in cash, an additional $228,325, $200,949 and $31,153, respectively. During fiscal 1998, all the Series A preference shares were sold by the original holders and converted to 1,042,055 shares of the Company's common stock.

     STOCK OPTION PLAN

     In 1995, the Company adopted a Stock Option Plan (the "Plan") pursuant to which 500,000 shares of Common Stock have been reserved for issuance upon exercise of options designated as "incentive stock options" or "non-qualified options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"). The purpose of the Plan is to encourage stock ownership by certain officers and employees of the Company, and give them a greater personal interest in the success of the Company. The Plan is administered by the Board of Directors of the Company, or a committee appointed by the Board of Directors, which determines among other things, the persons to be granted options under the Plan, the number of shares subject to each option, and the option price. (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996

NOTE G - STOCKHOLDERS' EQUITY - Continued

     STOCK OPTION PLAN - Continued

     On October 1, 1996, the Company issued to its employees options to purchase 326,000 shares of the Company's common stock at $2.75 per share. The options vest at variable rates based on each employee's length of service, and expire on October 1, 2006. During fiscal 1998, stock options to purchase 3,333 shares of common stock were exercised and stock options to purchase 13,000 shares of common stock were cancelled. During fiscal 1997, none of the stock options were exercised and stock options to purchase 18,000 shares of the Company's common stock were cancelled. In fiscal 1997, the Company issued to its nonemployee directors options to purchase a total of 60,000 shares of the Company's common stock at $2.75 per share. The options vest over 3 years and expire in July 2007.

     During fiscal 1998, the Company issued warrants to purchase 454,952 shares of common stock to unrelated third parties. The warrants were issued with exercise prices ranging from $3.30 to $5.00 per share. The total fair value of the options, as determined under SFAS 123, was $337,521; $209,521 of which was recorded as part of marketing, selling and administrative expenses in fiscal 1998.

     In fiscal 1998, certain antidilutive provisions of existing warrant agreements were triggered as a result of the issuance of additional warrants during the year, as well as the conversion of the convertible debt into common stock. As a result of these transactions, the number of outstanding warrants as well as the related exercise prices of certain of the warrants were adjusted, resulting in the issuance of additional warrants to purchase 604,709 shares of the Company's common stock, 590,910 of the 604,709 of additional shares were issued at an exercise price of $2.75 per share, while the remaining shares were issued at exercise prices ranging from $5.67 - $7.05 per share. In addition to the additional shares issued, the exercise price of warrants to purchase 500,000 shares of the Company's common stock was adjusted from $6 per share to $2.75 per share.

     During fiscal 1997, the Company issued warrants to purchase 150,000 shares of common stock to an outside consultant. The warrants were issued with an exercise price of $2.75 per share. The total fair value of the options, as determined under SFAS 123, was $75,000; $62,722 of which was recorded as part of marketing, selling and administrative expenses in fiscal 1997. The remaining $12,278 was recorded as part of marketing, selling and administrative expenses in fiscal 1998.
                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996

NOTE G - STOCKHOLDERS' EQUITY - Continued

     STOCK OPTION PLAN - Continued

     The exercise price of all options granted by the Company to its employees equals or exceeds the market price of the Company's common stock at the date of the grant. Accordingly, no compensation expense has been recognized.

     Had compensation cost for the Stock Option Plan and non-qualified options to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net earnings and earnings per share would have changed to the pro forma amounts below.

                                                         1998                1997                 1996
                                                   ---------------     ---------------    ----------------
         Net earnings, available for
           common stockholders
              As reported                          $     4,023,170     $     2,003,254           1,729,485
              Pro forma                            $     3,491,761     $     1,912,201           1,717,485

         Basic earnings per share
              As reported                          $           .64     $           .36    $            .31
              Pro forma                            $           .55     $           .34    $            .31

         Diluted earnings per share
              As reported                          $           .54     $           .33    $            .29
              Pro forma                            $           .47     $           .32    $            .29

     The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as certain options vest over several years and the Company may continue to grant options and warrants to employees.

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998, fiscal 1997, and fiscal 1996, respectively: dividend yield of 0.0 percent for all years; expected volatility ranging from 53% to 58% for the fiscal 1998 grants and 38% for the fiscal 1997 and 1996 grants; risk-free interest rates of 5.5%; and expected holding periods of 2-6 years.
                                                                     (continued)
                                      F-19

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


NOTE G - STOCKHOLDERS' EQUITY - Continued

     STOCK OPTION PLAN - Continued

     A summary of the status of the Company's fixed stock options and warrants as of September 30, 1998 and 1997, and changes during the years ending on those dates is as follows:

                                                   SEPTEMBER 30, 1998                    SEPTEMBER 30, 1997
                                          ---------------------------------     --------------------------------
                                                               WEIGHTED -                           WEIGHTED -
                                                                AVERAGE                              AVERAGE
                                             SHARES         EXERCISE PRICE         SHARES        EXERCISE PRICE
                                          -----------       ---------------     -----------      ---------------
     Outstanding at beginning of
       year                                 2,318,000         $    4.57           1,800,000        $    5.10
     Granted                                1,059,661         $    3.18             536,000        $    2.75
     Exercised                                 (3,333)        $    2.75                 -                 -
     Expired                                       -                                    -                 -
     Cancelled                                (13,000)        $    2.75            (18,000)        $    2.75
                                          -----------                           ----------
     Outstanding at end of year             3,361,328         $    3.67          2,318,000         $    4.57

     Options exercisable at end
       of year                              2,884,829                            1,584,584
     Weighted average fair value
       of options and warrants
       granted during the year            $      1.75                           $      .89


     The following information applies to options outstanding at September 30, 1998:


                                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                           -----------------------------------------------------     --------------------------
                                             WEIGHTED -
                                              AVERAGE             WEIGHTED -                         WEIGHTED -
        RANGES OF                            REMAINING             AVERAGE                            AVERAGE
     EXERCISE PRICES        SHARES       CONTRACTUAL LIFE      EXERCISE PRICE         SHARES      EXERCISE PRICE
     ---------------       ---------     ----------------      --------------       ---------    --------------
     $1.00 - $1.00           325,000        4.08 years           $     1.00           325,000    $         1.00

     $2.75 - $4.00         1,972,549        5.78 years           $     2.88         1,546,030    $         2.81

     $4.75 - $7.05         1,063,779        3.33 years           $     5.96         1,013,799    $         5.89
                           ---------                                                ---------
                           3,361,328                                                2,884,829
                           =========                                                =========

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996

NOTE G - STOCKHOLDERS' EQUITY - Continued

     WARRANTS

     As part of the Company's IPO in July 1996, the Company issued warrants to purchase 725,000 shares of common stock at $6 per share. In fiscal 1998, certain antidilusion provisions, as defined by the warrant agreement, were triggered. As a result, the Company issued an additional 11,671 warrants, and the exercise price of all of the outstanding warrants was adjusted to $5.67 per share.

     In March 1998, the Company issued warrants to purchase a total of 25,000 shares of the Company's common stock to three nonemployees at an exercise price of $4 per share. These warrants are exercisable commencing on March 2, 1998 and expire on March 2, 2003.

     In February 1998, the Company issued warrants to purchase a total of 300,000 shares of the Company's common stock to certain nonemployees at an exercise price of $3.30 per share. These warrants are exercisable commencing on February 18, 1999 and expire on February 17, 2003.

     In December 1997, the Company issued warrants to purchase a total of 54,952 shares of the Company's common stock to certain nonemployees at an exercise price of $3.76 per share. These warrants are exercisable commencing on December 24, 1997 and expire on December 15, 2002. In November 1998, warrants to purchase 25,000 shares of the Company's common stock were exercised by certain of these warrant holders.

     In July 1998, the Company issued warrants to purchase 25,000 shares of the Company's common stock to an unrelated third party at an exercise price of $4.75 per share. These warrants are exercisable commencing on July 10, 1998 and expire on July 9, 2003.

     In October 1995, the Company issued a warrant to purchase 250,000 shares of common stock at an exercise price of $6.00 per share to the Seawise Foundation. The warrants are exercisable for a period of 5 years commencing on January 7, 1996.

     In July 1995, the Company issued 250,000 warrants to a company controlled by the Chairman of the Board and 250,000 warrants to the Chairman of the Board. These warrants have an exercise price of $6.00 per share and are exercisable through July 14, 2002. In fiscal 1998, certain antidilutive provisions, as defined by the warrant agreement, were triggered. As a result, the Company issued an additional 590,910 warrants, and the exercise price of all of the outstanding warrants was adjusted to $2.75 per share.

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996

NOTE G - STOCKHOLDERS' EQUITY - Continued

     WARRANTS - Continued

     In May 1995, certain employees were issued warrants to acquire a total of 325,000 shares of the Company's common stock. These warrants were issued with an exercise price of $1.00 per share and are all exercisable as of September 30, 1998.

     In October 1996, the Company issued 150,000 warrants to an outside consultant. The warrants entitle the holder to purchase up to 150,000 shares of the Company's common stock at an initial exercise price of $2.75 per share. The warrants were exercisable on November 22, 1997 and expire on November 21, 2001. In November 1998, all of these warrants were exercised.

     The number of shares to be purchased and the exercise price of each of the above warrants are subject to adjustment in certain events as defined by the warrant agreement.

NOTE H - COMMITMENTS AND CONTINGENCIES

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

     The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will either be covered by insurance or will not materially affect the financial position of the Company.
                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996

NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

     FEDERAL MARITIME COMMISSION CERTIFICATES OF FINANCIAL RESPONSIBILITY

     In order to operate a passenger cruise vessel from U.S. ports, the Company is required to obtain an FMC Certificate. The Company placed $4,629,000 on deposit with a bank to secure the FMC Certificate in the event of non-performance of obligations to passengers of the Enchanted Isle as required by the FMC. The FMC requires companies to establish a Certificate of Financial Responsibility in amounts and through methods set by the FMC. The Company also arranged, through a bank in New England, an escrow account for the purpose of selling cruises from U.S. ports on the Universe Explorer and on the Enchanted Capri. This FMC escrow arrangement requires the Company to deposit all monies received for such sailings, plus a minimum cash amount as defined by the escrow agreement.

     ADVANCE DEPOSITS RELATED TO THE ENCHANTED CAPRI

     NCCL acts as the sole operating and ticketing agent for the Enchanted Capri. Accordingly, the Company maintains all of the Enchanted Capri advance passenger deposits until the completion of the voyages, at which time, the amounts are remitted to Capri Cruises. As of September 30, 1998, the Company has $1,918,699 of advance deposits related to future sailings onboard the Enchanted Capri.

     PREMISES

     The Company leases office space under noncancellable, operating leases.

     Future minimum annual lease commitments at September 30, 1998 are as follows:

                       1999                $          284,039
                       2000                           224,812
                       2001                            26,784
                       2002                            20,489
                       2003                             5,363
                                           ------------------
                                           $          561,487
                                           ==================

     Rental and lease expense for the years ended September 30, 1998, 1997 and 1996, amounted to approximately $450,000, $442,000 and $417,000, respectively.

                                                                     (continued)
                                      F-23

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996

NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

     SAFETY OF LIFE AT SEA

     During recent years, Safety of Life at Sea (SOLAS) standards have been amended and required among other things, that most passenger vessels not fitted with sprinkler systems to install such systems and other safety arrangements, including the addition of smoke detectors systems, low-location lighting and enclosed escape stairwells by October 1, 1997. In the event a vessel meets the SOLAS 1974 requirements, it will not be required to be fitted with a sprinkler system until on or before October 1, 2005. In fiscal 1997, the ships were fitted with the safety arrangements required by SOLAS and thus currently comply with SOLAS requirements. The Company's ships met the SOLAS 1974 requirements and are not currently fitted with any sprinkler systems.

     In January 1999, the Company will take the Universe Explorer out of service primarily for the installation of a sprinkler system aboard the vessel. The installation of the sprinkler system, which will bring the ship into compliance with SOLAS work to be completed on or before October 1, 2005, is expected to be completed in February 1999. The cost of the installation of the sprinkler system is estimated at $4.2 million.

     EMPLOYEE BENEFIT PLAN

     Effective October 1, 1996, the Company joined a group Retirement and Savings Plan. The Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Service Code covering all eligible employees of the Company. Employees who have attained the age of 21 are eligible to become participants on the first day of the calendar month following the year of service in which they have worked a minimum of 1,000 hours. The Company may contribute a discretionary matching contribution equal to a percentage of the employee's contribution. This percentage may vary from year to year. The amounts charged to earnings for this plan during the three years ended September 30, 1998, were not significant.

NOTE I - RELATED PARTIES

     Sea-Comm operates cruises to Alaska through World Explorer Cruises and Tours, Inc. (WEC). WEC and Seawise may be deemed to be under common control. Sea-Comm and WEC are parties to an agreement whereby the Universe Explorer enjoys certain permits issued by the U.S. Parks Service to cruise in the Glacier Bay Alaska area. Pursuant to this agreement, Sea-Comm earns all revenues and pays all of WEC's marketing and overhead expenses in conjunction with the Alaska cruises. As of September 30, 1998 and 1997, the Company has a receivable due from WEC of $1,140,306 and $471,294, respectively, of which $400,000 is included in long-term receivable-affiliates and the remaining amount is included in due from affiliates.
                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996

NOTE I - RELATED PARTIES - Continued

     The Company advanced Capri Cruises certain amounts during the year and pays certain expenses on their behalf. As of September 30, 1998 and 1997, the amount due from Capri Cruises was $511,235 and $0, respectively. This receivable is included in due from affiliates.

     During fiscal 1998 and 1997, the Company received a series of unsecured loans totaling $500,000 and $574,873, respectively, from Seawise, its joint venture partner as well as capital contributions totaling $99,990 and $1,362,173, respectively. The interest rate on these loans is 8% per annum and these loans have no set maturity date. The liability of $1,074,873 and $574,873 related to the loans is recorded as part of Due to Affiliates as of September 30, 1998 and 1997, respectively. Also included in Due to Affiliates is a payable of $125,749 due to WEC as of September 30, 1998.


     As part of the joint venture agreement with Seawise (Note A), the Company is entitled to be reimbursed by Seawise for certain improvements made to the Universe Explorer. The terms of the reimbursement is based on the joint venture agreement. The first payment is not required until fiscal 1999. As of September 30, 1998 and 1997, the related receivable from Seawise is $2,149,524 and $1,117,913, respectively, and is included in long-term receivable affiliates.

NOTE J - INCOME TAXES

     Certain entities are exempt from U.S. corporate income tax on U.S. source income from their international shipping operations if (i) their countries of incorporation exempt shipping operations of U.S. persons from income tax (the "Incorporation Test") and (ii) they meet the "Ultimate Owner Test." A foreign company meets the Ultimate Owner Test if its stock is primarily and regularly traded on a U.S. stock exchange or on a stock exchange in a foreign country that exempts U.S. persons from tax on shipping earnings. The Company is involved in international shipping operations which meet the Incorporation Test because the Company and its subsidiaries are incorporated in Bermuda and Panama, respectively which provide the required exemption to U.S. persons involved in shipping operations, and the Company believes it meets the Ultimate Owner Test due to its stock being primarily and regularly traded on the NASDAQ National Market. The issue of residence is, however, inherently factual and cannot be determined with certainty. The Company is subject to U.S. income tax on its U.S. source income that is not from the international operation of a ship.

     However, because there are no regulations to date interpreting this exemption and because satisfying the requirements under the exemption depends upon meeting certain factual tests, there is no assurance that the Company will continue to qualify for the tax exemption.
                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996

NOTE J - INCOME TAXES - Continued

     Based on the foregoing, the Company expects most of its income to remain exempt from United States income taxes. Also, as the earnings from shipping operations are derived from sources outside of Panama, such earnings are not subject to Panamanian taxes. Bermuda imposes no income tax on corporations.

NOTE K - LOSS ON FIRE

     On July 27, 1996, the Universe Explorer had a fire on-board which resulted in the death of five crew members and loss of revenue. The majority of the losses by passenger and crew, damage to the hull and machinery of the vessel and loss of hire is covered by the Company's insurance policies, subject to applicable deductibles. As a result, the Company has an insurance receivable balance of $0 and $305,038 at September 30, 1998 and 1997, respectively. In 1996, the Company incurred a loss after insurance of $397,310 related to the fire.

NOTE L - SUMMARIZED QUARTERLY FINANCIAL DATA FOR
              1998 AND 1997 (UNAUDITED)


                                  FIRST           SECOND            THIRD             FOURTH
                                QUARTER           QUARTER          QUARTER            QUARTER            YEAR
                             -----------        -----------       ----------         ---------       -----------
                                            (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)
     1998
     Revenues                $    11,529        $    13,857       $   19,631         $  18,111       $    63,128
     Operating income                403                840            3,267             1,615             6,125
     Net earnings
       available
       for common
       stockholders                  111                563            2,410               939             4,023
     Earnings per
       share - diluted               .02                .10              .36               .06               .54

     1997
     Revenues                $    12,234        $    13,773       $   14,218         $  17,752       $    57,977
     Operating income                466                 87              585             1,077             2,215
     Net earnings
       available
       for common
       stockholders                  105                 96              623             1,179             2,003
     Earnings per
       Share - diluted               .04                .03              .11               .15               .33


NOTE M - SUBSEQUENT EVENT

     In October 1998, in connection with the implementation of the Common Stock Purchase Rights Plan, the Company issued warrants to purchase a total of 50,000 shares of the Company's common stock to certain nonemployees at an exercise price of $5.45 per share. These warrants are exercisable commencing on October 1, 1998 and expire on September 30, 2003.

     In December 1998, in connection with entering into the new Loan and Security Agreement, the Company issued warrants to purchase a total of 81,633 shares of the Company's common stock to certain nonemployees at an exercise price of $6.13 per share. These warrants are exercisable commencing on December 4, 1998 and expire on December 4, 2003.

EXHIBIT
 NUMBER          DESCRIPTION OF EXHIBIT
--------         -----------------------

4f              Assignment and Assumption of Underwriter's Warrant Agreement

10u First Amendment to USD $24,500,000 Loan Facility Agreement dated December 4, 1998 among the EffJohn Lender, Azure, Almira, New Commodore and the Company

10v Modification Agreement dated December 4, 1998 among Sea-Comm, Seawise, WEC, HCT, Azure, New Commodore and the Company

10w Extension of the Financing and Berthing Agreement between New Commodore and the Port of New Orleans dated August 24, 1998

10x Restated Warrant Certificate for 520,455 Shares of Common Stock of the Company dated October 15, 1998 in favor of Jeffrey I. and Rosalie Binder

10y Restated Warrant Certificate for 545,455 Shares of Common Stock of the Company dated April 15, 1998 in favor of JeMJ Financial Services, Inc.

10z First Preferred Marine Mortgage dated December 4, 1998 executed by Azure in favor of KeyCorp

10aa            Assignment of Mortgage in respect of the Enchanted Isle

10ee Loan and Security Agreement dated December 4, 1998 between Azure and KeyCorp

10ff            Promissory Note dated December 4, 1998 between Azure and
                KeyCorp

10gg ISDA Master Agreement dated December 4, 1998 between Azure and KeyCorp, and the Schedule and Confirmation thereto

10hh Corporate Guaranty Agreement dated December 4, 1998 between the Company and KeyCorp

21              Subsidiaries of the Company

27              Financial Data Schedule