Form 10-Q
period 1998-12-31
COMMODORE HOLDINGS LTD
filed 1999-02-16
CIK 945524

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 1998

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

                                 Yes [X] No [ ]

        7,439,821 Shares of Common Stock outstanding at February 12, 1999.

                           Commodore Holdings Limited

                                Table of Contents

                                                                        Page No.

Part I Financial Information

     Item 1. Financial Statements
                Consolidated Balance Sheets                                    2
                Consolidated Statement of Earnings                             3
                Consolidated Statement of Stockholders' Equity                 4
                Consolidated Statements of Cash Flows                          5
                Notes to Consolidated Financial Statements                     6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               8

     Item 3. Quantitative and Qualitative Disclosures About Market Risk        9

Part II Other Information

     Item 1. Legal Proceedings                                                10
     Item 2. Changes in Securities and Use of Proceeds                        10
     Item 3. Defaults upon Senior Securities                                  10
     Item 4. Submission of Matters to a Vote of Security Holders              10
     Item 5. Other Information                                                10
     Item 6. A - Exhibits                                                     10
             B - Reports on Form 8-K                                          10

Part I: Financial Information

Item 1: Financial Statements


                             COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,        SEPTEMBER 30,
                                                                      1998                   1998
                                                               -----------------      ----------------
                                                                    (UNAUDITED)           (AUDITED)
                            ASSETS

Current assets
     Cash and cash equivalents                                       $1,531,000             $3,172,000
     Restricted cash                                                  2,492,000              2,326,000
     Trade and other receivables, net                                   313,000                482,000
     Due from affiliates                                              1,352,000              1,061,000
     Inventories                                                      1,167,000              1,466,000
     Prepaid expenses                                                 3,585,000              2,865,000
     Other current assets                                               285,000                 77,000
                                                               ----------------       ----------------
              Total current assets                                   10,725,000             11,449,000

Property and equipment, net                                          38,387,000             38,296,000
Investment in Joint Venture                                           1,171,000              1,481,000
Long-term receivable - affiliate                                      2,574,000              2,550,000
Investments - restricted                                              4,629,000              4,629,000
Other assets                                                            745,000                732,000
                                                               ----------------       ----------------
                                                                    $58,231,000            $59,137,000
                                                               ================       ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt                               $2,560,000             $4,393,000
     Note payable                                                             -              1,300,000
     Accounts payable                                                 5,299,000              6,457,000
     Accrued liabilities                                                905,000                710,000
     Due to affiliates                                                1,952,000              1,201,000
     Customer deposits                                                6,983,000              7,741,000
     Accrued interest                                                    94,000                 73,000
                                                               ----------------       ----------------
              Total current liabilities                              17,793,000             21,875,000

Long-term debt                                                       14,821,000             12,445,000

Minority interest in subsidiary                                          28,000                228,000

Stockholders' equity
     Common stock - authorized 100,000,000 shares
      of $.01 par value; issued  and outstanding
      7,439,821 shares in 1999 and 7,264,821 in 1998                     74,000                 72,000
      Paid-in capital                                                17,083,000             16,348,000
      Retained earnings                                               8,432,000              8,169,000
                                                               ----------------       ----------------
              Total stockholders' equity                             25,589,000             24,589,000
                                                               ----------------       ----------------
                                                                    $58,231,000            $59,137,000
                                                               ================       ================



        The accompanying notes are an integral part of these statements.



                    COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF EARNINGS
               FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                         1998             1997
                                                    ---------------------------------
Revenues                                                $12,288,000      $11,528,000

Expenses
     Operating                                            9,070,000        8,349,000
     Marketing, selling and administrative                1,959,000        2,267,000
     Depreciation and amortization                          610,000          509,000
                                                    ---------------------------------
                                                         11,639,000       11,125,000

                                                    ---------------------------------

Operating income                                            649,000          403,000

Other income (expense)
     Interest income                                        111,000          146,000
     Interest expense                                      (386,000)        (420,000)
     Minority interest share of loss
      of consolidated joint venture                         199,000           54,000
     Equity in net (loss) of unconsolidated
      joint venture                                        (310,000)               -
                                                    ---------------------------------
                                                           (386,000)        (220,000)
                                                    ---------------------------------

      Net earnings before provision for
       preferred stock dividend                             263,000          183,000

Provision for preferred stock dividend                            -           72,000
                                                    ---------------------------------

      Net earnings available for
       common stockholders                                $ 263,000        $ 111,000
                                                    =================================

Earnings per share available for common
 stockholders - Basic                                        $ 0.04           $ 0.02
                                                    =================================

Weighted average number of common stock
 outstanding - Basic                                      7,355,000        5,582,000
                                                    =================================

Earnings per share available for common
 stockholders - Diluted                                      $ 0.03           $ 0.02
                                                    =================================

Weighted average number of common stock
 outstanding - Diluted                                    8,641,000        6,483,000
                                                    =================================



        The accompanying notes are an integral part of these statements.
                                                                          Page 3


                                COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                                                 (UNAUDITED)

                                        COMMON STOCK
                                  ------------------------       ADDITIONAL
                                  NUMBER OF         PAR          PAID-IN        RETAINED
                                  SHARES            VALUE        CAPITAL        EARNINGS         TOTAL
                                  ---------------------------------------------------------------------------
Balances at
September 30, 1998                    7,264,821     $72,000      $16,348,000     $8,169,000      $24,589,000

Fair value of options to
 nonemployees                                 -           -          230,000              -          230,000

Issuance of common stock                175,000       2,000          505,000              -          507,000

Net earnings                                  -           -                -        263,000          263,000
                                  ---------------------------------------------------------------------------

Balances at
 December 31, 1998                    7,439,821     $74,000      $17,083,000     $8,432,000      $25,589,000
                                  ===========================================================================


        The accompanying notes are an integral part of these statements.


                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                                1998           1997
                                                                           ------------    -----------
Cash flows from operating activities
     Net earnings                                                             $ 263,000    $   183,000
     Adjustments to reconcile net earnings to net cash
      provided by operating activities
          Depreciation of property and equipment                                610,000        509,000
          Amortization of deferred drydock                                      400,000        415,000
          Fair value of options to nonemployees                                  88,000         12,000
          Undistributed equity in loss of joint venture                         310,000              -
        (Increase) decrease in operating assets
          Restricted cash                                                      (166,000)       (16,000)
          Trade and other receivables                                           169,000        140,000
          Due from affiliate                                                   (291,000)      (124,000)
          Inventory                                                             299,000        208,000
          Prepaid expenses and other current assets                          (1,120,000)    (1,332,000)
          Other assets                                                          258,000              -
        Increase (decrease) in operating liabilities
          Accounts payable                                                   (1,158,000)       517,000
          Accrued liabilities                                                   195,000       (961,000)
          Due to affiliate                                                      751,000              -
          Customer and other deposits                                          (758,000)     1,503,000
          Accrued interest                                                       21,000          6,000
                                                                           ------------    -----------

              Net cash provided by (used in) operating activities              (129,000)     1,060,000

Cash flows from investing activities
     Capital expenditures                                                      (701,000)    (1,839,000)
     Long-term receivable-affiliate                                             (24,000)       (24,000)
     Decrease in minority interest in subsidiary                               (200,000)       (55,000)
                                                                           ------------    -----------

              Net cash provided by (used in) investing activities              (925,000)    (1,918,000)

Cash flows from financing activities
     Principal payments on debt                                             (10,757,000)    (1,098,000)
     Proceeds from long-term debt, net                                        9,663,000              -
     Proceeds from exercise of warrants                                         507,000              -
     Proceeds from sale of convertible subordinated debentures                        -      1,481,000

              Net cash provided by (used in) financing activities              (587,000)       383,000

Net decrease in cash and cash equivalents                                    (1,641,000)      (475,000)

Cash and cash equivalents at beginning of period                              3,172,000      3,531,000
                                                                           ------------    -----------

Cash and cash equivalents at end of period                                   $1,531,000    $ 3,056,000
                                                                           ============    ===========

Supplemental disclosure of cash flow information
     Cash paid during the period for interest                                 $ 365,000      $ 414,000
                                                                           ============    ===========
     Cash paid during the period for taxes                                          $ -            $ -
                                                                           ============    ===========


        The accompanying notes are an integral part of these statements.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Financial Statements for the three months ended December 31, 1998 and 1997, included herein have been prepared by Commodore Holdings Limited (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which are, in the opinion of management, necessary for a fair statement for the results of the three months are included. Certain information and footnote disclosure normally included in Financial Statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 1998, contained in the Company's annual report on Form 10-K.

2. FAIR VALUE OF OPTIONS TO NONEMPLOYEES. The Company issued warrants to purchase 132,000 shares of common stock to unrelated third parties in the first quarter of Fiscal 1999, in payment for consulting services (see note G to the Company's financial statements for the year ended September 30, 1998). Under the application of FASB #123 the Company has valued these warrants at approximately $230,000; $88,000 of which was recorded as part of marketing, selling and administrative expenses in the first quarter of Fiscal 1999.

3. EARNINGS PER SHARE. The Company's basic earnings per share is calculated by dividing Net earnings available for common shareholders by the weighted average shares outstanding during the period. The computation of diluted earnings per share includes all dilutive common stock equivalents in the weighted average shares outstanding.

Financial Accounting Standards Board (FASB) Statement No. 128 "Earnings Per Share" requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computation is as follows:

THREE             NET                                         NET
MONTHS ENDED      EARNINGS-         BASIC            BASIC    EARNINGS-         DILUTED          DILUTED
DECEMBER 31,      BASIC             SHARES           EPS      DILUTED           SHARES           EPS
------------      ---------         ------           ---      ---------         ------           ---
1998              $263,000          7,355,000        $0.04    $263,000          8,641,000         $0.03

1997              $111,000          5,582,000        $0.02    $117,000          6,483,000         $0.02

Included in diluted shares are common stock equivalents relating to options and warrants of 1,286,000 and 214,000 for the three months ended December 31, 1998 and 1997, respectively. Also included are common stock equivalents relating to convertible securities of 686,682 for the three months ended December 31, 1997. Net earnings were adjusted to calculate the diluted earnings per share, by adding back $6,000 of interest expense, relating to the convertible debentures, to net earnings for the three months ending December 31, 1997.

4. INVESTMENT IN JOINT VENTURE. In March 1998, the Company chartered the M/V Enchanted Capri (formerly the Island Holiday) for a period ending on January 1, 2003 (see note B to the Company's financial statements for the year ended September 30, 1998). The Company is accounting for the joint venture under the equity method. The Company's 50% investment in Capri Cruises resulted in a net loss of $310,000 for the three months ended December 31, 1998. These losses were due to continued costs related to the start up operation. The Company expects Capri Cruises to become profitable in the future, however, Capri Cruises is expected to continue to incur losses, on a declining basis, in the near future as it defines its market.

A condensed summary of the assets and liabilities and results of operations of the joint venture follows:

                                                 AS OF
                                                 DECEMBER 31,
                                                 1998
                                                 ------------
        Current assets                           $  2,805,000
        Property and equipment, net                 4,139,000
        Other assets                                  667,000
                                                 ------------
              Total assets                       $  7,611.000
                                                 ============
         Current liabilities                     $  4,712,000
         Other liabilities                            556,000
         Partners' capital accounts                 2,343,000
                                                 ------------
               Total liabilities and
               partners' capital                 $  7,611,000
                                                 ============

                                                 QUARTER
                                                 ENDING
                                                 DECEMBER 31,
                                                 1998
                                                 -------------

         Revenues                                $  4,969,000
         Expenses                                   5,589,000
                                                 ------------
         Net loss                                $    620,000
                                                 ============

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1998, Compared to Three Months Ended December 31, 1997

Revenues increased by $760,000, or 6.6%, for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997 primarily due to 21 more operating days in the first quarter of fiscal 1998. The Enchanted Isle was in drydock during the first quarter of fiscal 1998 to effect the necessary repairs and modifications to comply with the SOLAS requirements for the vessel.

The Company's operating expenses increased by $721,000, or 8.6%, primarily due to 21 more operating days in the first quarter of fiscal 1998. The Company's marketing, selling and administrative expenses decreased by $308,000, or 13.6%, for the three months ended December 31, 1998 compared to the three months ended December 31, 1997. This decline was due primarily to marketing expenses associated with the Universe Explorer, which operated a Caribbean cruise program in January 1998. In the comparable period in fiscal 1999, the vessel was out of service in the shipyard having a sprinkler system installed. Accordingly, the Company incurred no marketing expenses for that program in the first quarter of fiscal 1999.

"Equity in loss of unconsolidated joint venture" during the first quarter of fiscal 1999 represents losses associated with the Company's Capri Cruises joint venture, which began operations in June 1998. The Company accounts for the Capri Cruises joint venture under the equity method. The Company's 50% investment resulted in a net loss of $310,000 for the quarter ended December 31, 1998. These losses were due to costs related to the start up operation and continuing operational losses as Capri Cruises defines its market. Capri Cruises operates one vessel on two- and five-day cruises from New Orleans. Capri Cruises is expected to continue to incur losses, on a declining basis, in the near future as it defines its market.

Seawise's interest in the Company's Sea-Comm joint venture is reflected in the $199,000 and $54,000 line item for "Minority interest in loss of consolidated joint venture" for the three months ended December 31, 1998 and 1997, respectively. Sea-Comm lost $398,000 during the three months ended December 31, 1998 compared to a loss of $108,000 during the three months ended
December 31, 1997.

The provision for preferred stock dividend decreased from $72,000 in the first quarter of fiscal 1998 to nothing in the first quarter of fiscal year 1999 as a result of the conversion of all of the Company's Series A Preference Shares into Common Stock in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficiency was $7,068,000, and $10,426,000, for December 31, 1998 and September 30, 1998, respectively. The Company's working capital deficiency was primarily due to the inclusion, in non-current assets, of a $4,629,000 deposit securing the Company's FMC bond. The corresponding liability, customer's deposits, is included in current liabilities. The decrease in the Company's working capital deficit is the result of increases in prepaid expenses and reductions in current portion of long-term debt, note payable, accounts payable and customer deposits (see note M to the Company's financial statements for the year ended September 30, 1998).

Cash flows from operations used $129,000 for the first three months of fiscal 1999 and provided $1,060,000 for the first three months of fiscal 1998. Cash flows for the first three months of fiscal 1999 consisted primarily of an increase in prepaid expenses (due to the drydock of the Universe Explorer), as well as decreases in customer deposits and accounts payable.

The Company's cash flow used in investing activities in the first quarter of fiscal 1999 declined from that of the same quarter in the prior fiscal year by $993,000. The primary reason for such decline was the decline in capital improvements to the Company's vessels during the first quarter of fiscal 1999.

The Company's cash flow used in financing activities was $587,000, as compared to $383,000 provided by financing activities during the first quarter of fiscal 1998. This decline is due in large part to the Company's refinancing of a portion of the EffJohn Loan with Key in fiscal 1999, the payment of the outstanding $1.3 million note payable, and the net proceeds from the issuance of the Company's convertible debentures in fiscal 1998.

At December 31, 1998, the Company owed $7,381,000 to the EffJohn lender and $10,000,000 to KeyCorp Leasing Co. Inc. The EffJohn loan is secured by the Enchanted Isle and bears interest at LIBOR plus 2% (7.75% at December 31,
1998). The Key Loan is secured by the Universe Explorer and bears interest at 9.14% per annum.

In January 1999, the Company took the Universe Explorer out of service primarily for the installation of a sprinkler system aboard the vessel. The installation of the sprinkler system, which will bring the ship into compliance with SOLAS work to be completed on or before October 1, 2005, is expected to be completed in February 1999. The cost of the installation of the sprinkler system is estimated at $4.2 million. The Company expects to pay for such costs with the proceeds of the Key Loan and the proceeds of an additional financing to be obtained by the Company with the assistance of its joint venture partner, Seawise. The Company expects to service such additional debt through payments that will be received by the Company, from Seawise, that become due pursuant to an agreement between the Company and Seawise.

The Company expects to fund the cash needs for its new Capri Cruises operation from cash from its established operations until such venture becomes profitable. Capri Cruises is continuing to experience losses related to its start-up as it defines its market. The Company expects that such losses will decline as Capri Cruises establishes its market niche. There can be no assurance that Capri Cruises' losses will not have a material adverse effect on the Company.

INFLATION

The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate instruments, with respect to both its liquid assets and its debt instruments.

The Company maintains a portion of its cash and cash equivalents, including its deposit to secure its FMC Certificate of Financial Responsibility, which equals $4,629,000, in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate declines. An immediate decline of 10% in interest rates would reduce the Company's annual interest income by $52,000.00.

The Key Loan is a variable rate loan; however, the Company has purchased interest rate protection for such loan in the form of an interest rate swap. As a result, although the Key Loan bears interest at the prime rate plus 80 basis points, the interest rate swap provides that the rate shall effectively be fixed at 9.14% over the term of the loan. The EffJohn Loan bears interest at LIBOR plus 2%, and thus is affected by changes in interest rates. In the event that interest rates increased by 10%, the Company's interest obligation would increase $65,000, $39,000, $22,000 and $6,000, respectively, in each of its fiscal years 1999, 2000, 2001, and 2002.

Part II:          Other Information

Item 1.  LEGAL PROCEEDINGS
                  Not applicable.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     c) On October 1, 1998, the Company granted warrants to purchase an aggregate of 50,000 shares of Common Stock to the officers and partners of an investment banking firm in exchange for consulting services with respect to the Company's Stockholder Rights Plan. The warrants are exercisable at $5.45 per share, which exceeded the market value of the Common Stock on the date of the grant, and expire on September 30, 2003. The grant of warrants was exempt from registration pursuant to Section 4(2) of the Act.

        On December 4, 1998, the Company granted warrants to purchase an aggregate of 81,633 shares of Common Stock to an investment banking firm as partial payment of its fee in connection with its placement of the Key Corp Leasing loan. The warrants are exercisable at $6.13 per share, which price represents the closing price of the Common Stock on the date of the grant, and expire on December 3, 2003. The grant of warrants was exempt from registration pursuant to Section 4(2) of the Act.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS
                  Not applicable.

Item 5.  OTHER INFORMATION
                  Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------

         27                Financial Data Schedule

B.  Reports on Form 8-K

         During the quarter ended December 31, 1998, the Company filed a Current Report on Form 8-K dated September 29, 1998. In Item 5 of such report, the Company reported its adoption of a stockholder rights plan pursuant to which the Company declared a dividend of one right to each stockholder of record on November 2, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COMMODORE HOLDINGS LIMITED
                                  (Registrant)


                               /s/ ALAN PRITZKER
                               -----------------------------
                                   Alan Pritzker
                           Vice President, Finance and
                             Chief Financial Officer
                       (Principal Financial and Accounting
                                    Officer)

February 15, 1999

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION
------        -----------
27            Financial Data Schedule