Form 10-Q
period 1999-03-31
COMMODORE HOLDINGS LTD
filed 1999-05-17
CIK 945524

FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999

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

                                 Yes _x_ No ___

          7,446,130 Shares of Common Stock outstanding at May 14, 1999

                           Commodore Holdings Limited

                               Table of Contents

                                                                        Page No.

Part I Financial Information

   Item 1. Financial Statements
           Consolidated Balance Sheets                                         2
           Consolidated Statements of Earnings                                 3
           Consolidated Statement of Stockholders' Equity                      4
           Consolidated Statements of Cash Flows                               5
           Notes to Consolidated Financial Statements                          6

   Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     8

   Item 3. Quantitative and Qualitative Disclosures                           10
             About Market Risk

Part II Other Information

   Item 1. Legal Proceedings                                                  11
   Item 2. Changes in Securities and Use of Proceeds                          11
   Item 3. Defaults upon Senior Securities                                    11
   Item 4. Submission of Matters to a Vote of Security Holders                11
   Item 5. Other Information                                                  12
   Item 6. A - Exhibits                                                       12
           B - Reports on Form 8-K                                            12

Part I: Financial Information

Item 1: Financial Statements


                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,               SEPTEMBER 30,
                                                                        1999                        1998
                                                               -----------------------      ----------------------
                                                                    (UNAUDITED)                   (AUDITED)

                                     ASSETS
Current assets

     Cash and cash equivalents                                            $ 9,921,000                 $ 3,172,000
     Restricted cash                                                        4,194,000                   2,326,000
     Trade and other receivables, net                                         751,000                     482,000
     Due from affiliates                                                    1,903,000                   1,061,000
     Inventories                                                            1,443,000                   1,466,000
     Prepaid expenses                                                       3,448,000                   2,865,000
     Other current assets                                                      87,000                      77,000
                                                               -----------------------      ----------------------
              Total current assets                                         21,747,000                  11,449,000

Property and equipment, net                                                37,771,000                  38,296,000

Investment in Joint Venture                                                 1,156,000                   1,481,000
Long-term receivable - affiliate                                            5,727,000                   2,550,000
Investments - restricted                                                            -                   4,629,000
Other assets                                                                1,636,000                     732,000
                                                               -----------------------      ----------------------
                                                                         $ 68,037,000                $ 59,137,000
                                                               =======================      ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

     Current portion of long-term debt                                    $ 2,853,000                 $ 4,393,000
     Note payable                                                                   -                   1,300,000
     Accounts payable                                                       6,699,000                   6,457,000
     Accrued liabilities                                                    1,259,000                     710,000
     Due to affiliates                                                      1,702,000                   1,201,000
     Customer deposits                                                      9,097,000                   7,741,000
     Accrued interest                                                          94,000                      73,000
                                                               -----------------------      ----------------------
              Total current liabilities                                    21,704,000                  21,875,000

Long-term debt                                                             15,961,000                  12,445,000

Minority interest in subsidiary                                               559,000                     228,000

Stockholders' equity
     Preferred stock - authorized 10,000,000 shares
      of $.01 par value; issued and outstanding 400,000
      shares in 1999 and 0 in 1998                                              4,000                          --
     Common stock - authorized 100,000,000 shares
      of $.01 par value; issued  and outstanding
      7,439,821 shares in 1999 and 7,264,821 in 1998                           74,000                      72,000
     Paid-in capital                                                       20,749,000                  16,348,000
     Retained earnings                                                      8,986,000                   8,169,000
                                                               -----------------------      ----------------------
              Total stockholders' equity                                   29,813,000                  24,589,000
                                                               -----------------------      ----------------------
                                                                         $ 68,037,000                $ 59,137,000
                                                               =======================      ======================

The accompanying notes are an integral part of these statements.
                                                                          Page 2

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
    FOR THE THREE MONTHS AND FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                   MARCH 31,                                MARCH 31,
                                                            1999              1998                    1999             1998
                                                       -----------------------------------      ----------------------------------
Revenues                                                $11,978,000        $13,858,000            $24,266,000     $ 25,386,000

Expenses
     Operating                                            7,416,000         10,703,000             16,486,000       19,052,000
     Marketing, selling and administrative                2,267,000          1,768,000              4,226,000        3,991,000
     Depreciation and amortization                          481,000            547,000              1,091,000        1,056,000
                                                    ------------------------------------     ----------------------------------
                                                         10,164,000         13,018,000             21,803,000       24,099,000
                                                    ------------------------------------      ---------------------------------
Operating income                                          1,814,000            840,000              2,463,000        1,287,000

Other income (expense)
     Interest income                                        176,000            114,000                287,000          259,000
     Interest expense                                      (411,000)          (422,000)              (797,000)        (886,000)
     Minority interest share of (earnings) loss
      of consolidated joint venture                        (531,000)           101,000               (332,000)         155,000
     Equity in net (loss) of unconsolidated
      joint venture                                        (266,000)                 -               (576,000)               -
                                                    ------------------------------------     ----------------------------------
                                                         (1,032,000)          (207,000)            (1,418,000)        (472,000)
                                                    ------------------------------------     ----------------------------------
      Net earnings before preferred
       stock dividend                                       782,000            633,000              1,045,000          815,000

Preferred stock dividend                                     67,000             70,000                 67,000          142,000
                                                    -----------------------------------      ----------------------------------
      Net earnings available for
       common stockholders                                $ 715,000          $ 563,000              $ 978,000        $ 673,000
                                                    ===================================      ==================================

Earnings per share available for common
 stockholders - Basic                                        $ 0.10             $ 0.10                 $ 0.13           $ 0.12
                                                    ======================================      ===============================
Weighted average number of common stock
 outstanding - Basic                                      7,440,000          5,605,000              7,397,000        5,593,000
                                                    ======================================      ===============================
Earnings per share available for common
 stockholders - Diluted                                      $ 0.09             $ 0.08                 $ 0.12           $ 0.12
                                                    ======================================      ===============================
Weighted average number of common stock
 outstanding - Diluted                                    8,921,000          7,939,000              8,791,000        7,445,000
                                                    ======================================      ===============================

The accompanying notes are an integral part of these statements.
                                                                          Page 3

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

                                      PREFERRED STOCK            COMMON STOCK
                                  ----------------------------------------------       ADDITIONAL
                                  NUMBER OF     PAR        NUMBER OF      PAR          PAID-IN          RETAINED
                                  SHARES        VALUE      SHARES         VALUE        CAPITAL          EARNINGS         TOTAL
                                  --------------------------------------------------------------------------------------------------
Balances at
September 30, 1998                      -     $    -       7,264,821     $72,000      $16,348,000     $8,169,000      $24,589,000

Fair value of options to
 nonemployees                           -          -               -           -          230,000              -          230,000

Issuance of common stock                                     175,000       2,000          505,000              -          507,000

Issuance of preferred stock       400,000      4,000                                    3,666,000              -        3,670,000

Preferred stock dividend                -          -               -           -                -       (161,000)        (161,000)

Net earnings                            -          -               -           -                -        978,000          978,000
                                  ------------------------------------------------------------------------------------------------
Balances at
 March 31, 1999                   400,000     $4,000       7,439,821     $74,000      $20,749,000     $8,986,000      $29,813,000
                                  ================================================================================================

The accompanying notes are an integral part of these statements.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                            1999                    1998
                                                                       ----------------       -----------------
Cash flows from operating activities
     Net earnings                                                           $1,045,000             $   815,000
     Adjustments to reconcile net earnings to net cash
      provided by operating activities
          Depreciation of property and equipment                             1,091,000               1,056,000
          Amortization of deferred drydock                                     770,000                 917,000
          Fair value of options to nonemployees                                 88,000                 127,000
          Undistributed equity in loss of joint venture                        576,000                       -
       (Increase) decrease in operating assets
          Restricted cash                                                   (1,868,000)                (47,000)
          Trade and other receivables                                         (269,000)                  6,000
          Due from affiliate                                                  (842,000)               (124,000)
          Inventory                                                             23,000                 742,000
          Prepaid expenses and other current assets                         (1,363,000)             (1,265,000)
          Other assets                                                        (448,000)                  3,000
        Increase (decrease) in operating liabilities
          Accounts payable                                                     242,000                 (89,000)
          Accrued liabilities                                                  549,000                (299,000)
          Due to affiliate                                                     501,000                 400,000
          Customer and other deposits                                        1,356,000               1,963,000
          Accrued interest                                                      21,000                       -
                                                                       ----------------       -----------------
              Net cash provided by operating activities                      1,472,000               4,205,000

Cash Flows from investing activities
     Capital expenditures                                                     (566,000)             (3,064,000)
     Long-term receivable - affiliate                                       (3,177,000)                (48,000)
     Investments - restricted                                                4,629,000                       -
     Investment in unconsolidated joint venture                               (251,000)             (1,000,000)
     (Decrease) in minority interest in subsidiary                             331,000                 (56,000)
                                                                       ----------------       -----------------
              Net cash  provided by (used in) investing activities             966,000              (4,168,000)

Cash flows from financing activities
     Principal payments of long-term debt                                  (11,425,000)             (2,196,000)
     Proceeds from long-term debt                                           12,100,000                       -
     Proceeds from sale of preferred stock, net                              3,670,000                       -
     Proceeds from exercise of warrants                                        507,000                       -
     Proceeds from sale of convertible subordinated debentures                       -               1,426,000
     Payment of loan costs                                                    (313,000)
     Preferred stock dividends                                                (228,000)               (228,000)
                                                                       ----------------       -----------------
              Net cash provided by (used in) financing activities            4,311,000                (998,000)
                                                                       ----------------       -----------------
Net increase (decrease) in cash and cash equivalents                         6,749,000                (961,000)
Cash and cash equivalents at beginning of period                             3,172,000               3,531,000
                                                                       ----------------       -----------------
Cash and cash equivalents at end of period                                  $9,921,000             $ 2,570,000
                                                                       ================       =================
Supplemental disclosure of cash flow information
     Cash paid during the period for interest                               $  673,000             $   846,000
                                                                       ================       =================
     Cash paid during the period for taxes                                  $        -             $         -
                                                                       ================       =================

The accompanying notes are an integral part of these statements.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Financial Statements for the six months ended March 31, 1999 and 1998, included herein have been prepared by Commodore Holdings Limited (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which are, in the opinion of management, necessary for a fair statement for the results of the three and six months are included. Certain information and footnote disclosure normally included in Financial Statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 1998, contained in the Company's annual report on Form 10-K.

2. FAIR VALUE OF OPTIONS TO NONEMPLOYEES. During the first six months of fiscal 1999, the Company issued warrants to purchase 131,633 shares of common stock to nonemployees providing a variety of consulting services to the Company. Under the application of FASB #123 the Company has valued these warrants at approximately $230,000; $88,000 of which was recorded as part of marketing, selling and administrative expense in the first six months of fiscal 1999.

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

Financial Accounting Standards Board (FASB) Statement No. 128 "Earnings Per Share" requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computation is as follows:

THREE             NET                                         NET
MONTHS ENDED      EARNINGS-         BASIC            BASIC    EARNINGS-         DILUTED          DILUTED
MARCH 31,         BASIC             SHARES           EPS      DILUTED           SHARES           EPS
---------         ---------         ------           ---      ---------         ------           ---
1999              $715,000          7,440,000        $0.10    $782,000          8,921,000         $0.09

1998              $563,000          5,605,000        $0.10    $670,000          7,939,000         $0.08

SIX               NET                                         NET
MONTHS ENDED      EARNINGS-         BASIC            BASIC    EARNINGS-         DILUTED          DILUTED
MARCH 31,         BASIC             SHARES           EPS      DILUTED           SHARES           EPS
---------         ---------         ------           ---      ---------         ------           ---
1999              $978,000          7,397,000        $0.13    $1,045,000        8,791,000        $0.12

1998              $673,000          5,593,000        $0.12       $859,000       7,445,000        $0.12

Included in diluted shares are common stock equivalents relating to options, warrants, convertible debt and preferred stock of 1,481,000 and 2,334,000 for the three months ended March 31, 1999 and 1998, respectively and 1,394,000 and 1,852,000 for the six months ended March 31, 1999 and 1998, respectively. Net earnings were adjusted to calculate the diluted earnings per share by adding back $67,000 and $107,000 of preferred stock dividend and interest expense, relating to the preferred stock and convertible debentures, for the three months ending March 31, 1999 and

1998. Net earnings were adjusted to calculate the diluted earnings per share by adding back $67,000 and $186,000 of preferred stock dividend and interest expense, relating to the preferred stock and convertible debentures, for the six months ending March 31, 1999 and 1998.

4. INVESTMENT IN JOINT VENTURE. In March 1998, the Company chartered the M/V Enchanted Capri (formerly the Island Holiday) for a period ending on January 1, 2003 (see note B to the Company's financial statements for the year ended September 30, 1998). The Company is accounting for the joint venture under the equity method. The Company's 50% investment in Capri Cruises resulted in a net loss of $266,000 and $576,000 for the three and six months ended March 31, 1999 as it defined its market.

A condensed summary of the assets and liabilities and results of operations of the joint venture follows:

                                                                       AS OF
                                                                       MARCH 31,
                                                                       1999
                                                                       -------------
                  Current assets                                       $   3,138,000
                  Property and equipment, net                              4,147,000
                  Other assets                                               458,000
                                                                       -------------
                               Total assets                            $   7,743,000
                                                                       =============
                  Current liabilities                                  $   4,836,000
                  Other liabilities                                          596,000
                  Partners' capital accounts                               2,311,000
                                                                       -------------
                               Total liabilities and
                                partners' capital                      $   7,743,000
                                                                       =============


                                                     QUARTER                   SIX MONTHS
                                                     ENDING                    ENDING
                                                     MARCH 31,                 MARCH 31,
                                                     1999                      1999
                                                     ------------              -----------
             Revenues                                $  5,174,000              $10,143,000
                 Expenses                               5,705,000               11,294,000
                                                     ------------              -----------
                Net loss                             $    531,000              $ 1,151,000
                                                     ============              ===========

5. PREFERRED STOCK. In January 1999, the Company closed on a $4,000,000 private offering of its Series B Convertible Preferred Stock. The preferred stock accrues dividends at the rate of 10% per annum and is convertible into the Company's Common Stock at the rate of $5.50 per share beginning 18 months from the date of issuance. The net proceeds to the Company were $3,670,000 after deducting brokers' commissions and expenses of the offering.

Item 2:

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 1999, Compared to Three Months Ended March 31, 1998

Revenues decreased by $1,880,000, or 13.6%, for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 primarily due to the Universe Explorer being out of service for the first 47 days of the quarter for installation of a sprinkler system. The Universe Explorer operated a 21-day Caribbean program in January 1998.

The Company's operating expenses decreased by $3,287,000, or 30.7%, primarily due to the Universe Explorer being out of service for the first 47 days of the quarter for installation of a sprinkler system. The Company's marketing, selling and administrative expenses increased by $499,000, or 28.2%, for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, due to more aggressive marketing in fiscal 1999 as well as higher administrative expenses due to the addition of personnel in connection with the Company's expanding operations.

Seawise's interest in the Company's Sea-Comm joint venture is reflected in the ($531,000) and $101,000 line item for "Minority interest share of (earnings) loss of consolidated joint venture" for the three months ended March 31, 1999 and 1998. Sea-Comm earned $1,062,000 for the three months ended March 31, 1999 and lost $202,000 during the three months ended March 31, 1998. The improvement in earnings was primarily due to the Universe Explorer not operating a Caribbean program in fiscal 1999 as it did in fiscal 1998. This program was unprofitable in fiscal 1998.

"Equity in net (loss) of unconsolidated joint venture" represents losses associated with the Company's Capri Cruises joint venture, which began operations in June 1998 and operates one vessel on two- and five-day cruises from New Orleans. The Company accounts for the Capri Cruises joint venture under the equity method. The Company's 50% investment resulted in a net loss of $266,000 for the quarter ended March 31, 1999 as Capri Cruises defined its market.

Six Months Ended March 31, 1999, Compared to Six Months Ended March 31, 1998

Revenues decreased by $1,120,000, or 4.4%, for the six months ended March 31, 1999 compared to the six months ended March 31, 1998 primarily due to the Universe Explorer being out of service for 60 days of the first six months of fiscal 1999 for the installation of a sprinkler system.

The Company's operating expenses decreased by $2,566,000, or 13.5%, primarily due to the Universe Explorer being out of service for 60 days of the first six months of fiscal 1999 for the installation of a sprinkler system. The Company's marketing, selling and administrative expenses increased by $235,000, or 5.9%, for the six months ended March 31, 1999 compared to the six months ended March 31, 1998, due to more aggressive marketing in fiscal 1999 as well as higher administrative expenses due to the addition of personnel in connection with the Company's expanding operations.

Seawise's interest in the Company's Sea-Comm joint venture is reflected in the ($332,000) and $155,000 line item for "Minority interest share of (earnings) loss of consolidated joint venture" for the six months ended March 31, 1999 and 1998. Sea-Comm earned $664,000 for the six months ended March 31, 1999 and lost $310,000 during the six months ended March 31, 1998. The improvement in earnings was primarily due to the Universe Explorer not operating a Caribbean program in fiscal 1999 as it did in fiscal 1998.

"Equity in net (loss) of unconsolidated joint venture" represents a loss of $576,000 for the six months ended March 31, 1999 associated with the Capri Cruises joint venture as Capri Cruises defined its market.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $43,000 at March 31, 1999 as compared to a working capital deficiency of $10,426,000 at September 30, 1998. The improvement in the Company's working capital position was primarily due to the private sale of $4,000,000 of preferred stock as well as a change in the Company's FMC arrangement. The Company has arranged for a surety bond to guarantee the Enchanted Isle's FMC requirements thereby freeing the $4,629,000 deposit that had been securing the Company's FMC certificate.

Cash flows from operations provided $1,472,000 and $4,205,000 for the first six months of fiscal 1999 and 1998, respectively. Cash flows from operations declined for the first half of fiscal 1999 primarily due to increases in restricted cash associated with the escrow of passenger deposits for the Enchanted Capri, prepaid expenses associated with drydock expenses, other assets, amounts due from affiliate and the Company's undistributed equity in the losses associated with Capri Cruises.

Cash flows from investing activities provided $966,000 for the six months ended March 31, 1999 and used $4,168,000 for the six months ended March 31, 1998. During the six months ended March 31, 1999, the Company invested $566,000 in capital expenditures and recorded a receivable, from its partner, Seawise, of approximately $3,200,000, relating primarily to the installation of the sprinkler system on the Universe Explorer. This receivable is being repaid over the next seven years, pursuant to the terms of the Company's Sea-Comm joint venture agreement, as amended. The improvement in cash flows for the first half of fiscal 1999 is primarily attributable to the Company's new FMC arrangement and increase in customer deposits, which was partially offset by the amounts recorded due to the installation of the Universe Explorer sprinkler system.

Cash flows from financing activities provided $4,311,000 during the six months ended March 31, 1999 and used $998,000 during the six months ended March 31, 1998. This increase was primarily due to the proceeds from the Key Loan as well as proceeds from a $2,100,000 loan from Nationsbank to finance a portion of the sprinkler system installation aboard the Universe Explorer (the "NationsBank Loan"). The NationsBank Loan, which is secured by a letter of credit provided by Seawise, has a term of 5.5 years and bears an interest rate of LIBOR plus 1.5%.

At March 31, 1999, the Company owed $18,814,000 pursuant to the EffJohn Loan, Key Loan and Nationsbank Loan which bear interest at 6.97%, 9.14% and 7.30% respectively. The EffJohn Loan and Key Loan are secured by mortgages on the Company's vessels.

In January 1999, the Company closed on a $4,000,000 private offering of its Series B Convertible Preferred Stock. The preferred stock accrues dividends at the rate of 10% per annum and is convertible into the Company's Common Stock at the rate of $5.50 per share beginning 18 months from the date of issuance. The net proceeds to the Company were $3,670,000 after deducting brokers' commissions and expenses of the offering.

The Company expects to fund the cash needs for its Capri Cruises operation from cash from its established operations until such venture becomes profitable. Capri Cruises is continuing to experience losses as it defines its market. The Company expects that such losses will decline as Capri Cruises establishes its market niche. There can be no assurance that Capri Cruises' losses will not have a material adverse effect on the Company.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. This new standard was adopted by the Company for fiscal 1999 and does not have a significant effect on the consolidated financial statements.

In June 1997, the FASB also issued Statement of Financial Accounting Standard No. 131 (SFAS 131), "Disclosure About Segments of an Enterprise and Related Information." The Company has adopted this new standard and does not believe that this standard will have a significant effect on its consolidated financial statements or related disclosures.

INFLATION

The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate instruments, with respect to both its liquid assets and its debt instruments.

The Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate declines. An immediate decline of 10% in interest rates would reduce the Company's annual interest income by $62,000.

The Key Loan is a variable rate loan; however, the Company has purchased interest rate protection for such loan in the form of an interest rate swap. As a result, although the Key Loan bears interest at the prime rate plus 80 basis points, the interest rate swap provides that the rate shall effectively be fixed at 9.14% over the term of the loan. The Nationsbank Loan is also a variable rate loan; however, the Company has also purchased interest rate protection for such loan in the form of an interest rate swap. As a result, although the Nationsbank Loan bears interest at LIBOR plus 150 basis points, the interest rate swap provides that the rate shall effectively be fixed at 7.3% over the term of the loan. The EffJohn Loan bears interest at LIBOR plus 2%, and thus is affected by changes in interest rates. In the event that interest rates increased by 10%, the Company's interest obligation would increase $22,000, $39,000, $22,000 and $6,000, respectively, in each of its fiscal years 1999, 2000, 2001, and 2002.

Part II:          Other Information

Item 1.  LEGAL PROCEEDINGS
                  Not applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On January 14, 1999, the Company sold 400,000 shares of its Series B Convertible Preferred Stock (the "Series B Stock") to an unaffiliated third party for $4,000,000. The Series B Stock is convertible into common stock, beginning 18 months from the date of issuance, at a rate of $5.50 per share. The sale of Series B Stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a)      (1) The Annual Meeting of Stockholders (the "Annual
                               Meeting") was held on Thursday, February 11, 1999 at the offices of Broad and Cassel, Miami Center, Suite 3000, 201 South Biscayne Boulevard, Miami, Florida 33131.

                           (2) The continuation of the Annual Meeting (the
                               "Continuation Meeting") of Stockholders was held on Thursday, March 11, 1999 at the offices of Broad and Cassel, Miami Center, Suite 3000, 201 South Biscayne Boulevard, Miami, Florida 33131.

                  (b) The following individuals were elected directors until the annual meeting of stockholders to be held in the year 2002 or until their successors are elected and qualified:

                                     VOTES AGAINST OR    ABSTENTIONS AND BROKER
                       VOTES FOR        WITHHELD               NON-VOTES
                       ---------        --------               ---------
Jeffrey B. Rabin       7,276,739         7,350                    ---
Ronald K. Stern        7,276,239         7,850                    ---

                  The new directors replace Arnold Francis and Gordon Hill, who chose not to run for re-election. The term of office for each of the following directors continued after the meeting: Jeffrey I. Binder, Ralph V. De Martino, Mark J. Maged and Frederick A. Mayer.

                  (c)      (1) Other Matters Voted on at the Annual Meeting.

                           The stockholders also voted to appoint Grant Thornton LLP as the Company's independent auditors for the 1999 fiscal year and to authorize the Board of Directors to set the auditor's fees.

                                     VOTES AGAINST OR    ABSTENTIONS AND BROKER
                       VOTES FOR        WITHHELD               NON-VOTES
                       ---------        --------               ---------
                       7,273,493         2,000                    8,650

                           (2)      Other Matters Voted on at the Continuation
                                    Meeting.

                           The stockholders voted on a proposal to
                           amend the Company 1995 Stock Plan to increase the number of shares of the Company's Common Stock reserved for issuance from an aggregate of 500,000 shares to an aggregate of 1,000,000 shares.

                                     VOTES AGAINST OR    ABSTENTIONS AND BROKER
                       VOTES FOR        WITHHELD               NON-VOTES
                       ---------        --------               ---------
                       2,368,497         351,750                  4,569,402

                  (d)      Not applicable.

Item 5.  OTHER INFORMATION
                  Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

     EXHIBIT
     NUMBER                                                     DESCRIPTION
------------------    ------------------------------------------------------------------------------------------------
      10.1            Charter Agreement dated March 1, 1999 between Crown Dynasty Inc. and Crown Cruises Limited*

      10.2            Form of Stock Purchase Agreement

      10.3            Loan Agreement dated February 12, 1999 between the Company and NationsBank, N.A.

      10.4            Promissory Note dated February 12, 1999 in the principal amount of $2,100,000 executed by the
                      Company in favor of NationsBank, N.A.

      10.5            International Swap Dealers  Association,  Inc. Master Agreement dated February 12, 1999 between the Company and NationsBank, N.A., Schedule to Master Agreement and Confirmation thereto

       27             Financial Data Schedule.

* Portions of this document omitted pursuant to an application for an order for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

         B.       Reports on Form 8-K

                  During the quarter ended March 31, 1999, the Company filed a Current Report on Form 8-K dated February 19, 1999. In Item 5 of such report, the Company reported the sale of 400,000 shares of the Company's Series B Convertible Preferred Stock in a private offering.

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

                                            COMMODORE HOLDINGS LIMITED
                                                     (Registrant)

                                            /s/ ALAN PRITZKER
                                            ---------------------------
                                                Alan Pritzker

                                            Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

May 14, 1999

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                                                     DESCRIPTION
------------------    ------------------------------------------------------------------------------------------------
      10.1            Charter Agreement dated March 1, 1999 between Crown Dynasty Inc. and Crown Cruises Limited*

      10.2            Form of Stock Purchase Agreement

      10.3            Loan Agreement dated February 12, 1999 between the Company and NationsBank, N.A.

      10.4            Promissory Note dated February 12, 1999 in the principal  amount of $2,100,000  executed by the
                      Company in favor of NationsBank, N.A.

      10.5            International Swap Dealers  Association,  Inc. Master Agreement dated February 12, 1999 between the Company and NationsBank, N.A., Schedule to Master Agreement and Confirmation thereto

       27             Financial Data Schedule.