Form 10-Q
period 1999-06-30
COMMODORE HOLDINGS LTD
filed 1999-08-16
CIK 945524

FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999

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

                                 Yes [X} No [ ]


         7,647,618 Shares of Common Stock outstanding at August 13, 1999

                           Commodore Holdings Limited

                               Table of Contents
                                                                        Page No.
Part I Financial Information

     Item 1. Financial Statements
             Consolidated Balance Sheets                                   2
             Consolidated Statements of Earnings                           3
             Consolidated Statement of Stockholders' Equity                4
             Consolidated Statements of Cash Flows                         5
             Notes to Consolidated Financial Statements                    6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9

     Item 3. Quantitative and Qualitative Disclosures About Market Risk   11

Part II Other Information

     Item 1. Legal Proceedings                                            13
     Item 2. Changes in Securities and Use of Proceeds                    13
     Item 3. Defaults upon Senior Securities                              13
     Item 4. Submission of Matters to a Vote of Security Holders          13
     Item 5. Other Information                                            14
     Item 6. A - Exhibits                                                 14
             B - Reports on Form 8-K                                      14

Part I: Financial Information
Item 1: Financial Statements

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30,       SEPTEMBER 30,
                                                               1999            1998
                                                            -----------     -----------
                                                            (UNAUDITED)      (AUDITED)
                             ASSETS
Current assets
     Cash and cash equivalents                              $10,393,000     $ 3,172,000
     Restricted cash                                          3,228,000       2,326,000
     Trade and other receivables, net                         1,156,000         482,000
     Due from affiliates                                      2,864,000       1,061,000
     Inventories                                              1,805,000       1,466,000
     Prepaid expenses                                         4,513,000       2,865,000
     Other current assets                                        59,000          77,000
                                                            -----------     -----------
              Total current assets                           24,018,000      11,449,000

Property and equipment, net                                  42,594,000      38,296,000

Investment in Joint Venture                                   1,408,000       1,481,000
Long-term receivable - affiliate                              5,164,000       2,550,000
Investments - restricted                                             --       4,629,000
Other assets                                                  1,648,000         732,000
                                                            -----------     -----------
                                                            $74,832,000     $59,137,000
                                                            ===========     ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt                      $ 3,674,000     $ 4,393,000
     Note payable                                                    --       1,300,000
     Accounts payable                                         4,313,000       6,457,000
     Accrued liabilities                                      2,141,000         710,000
     Due to affiliates                                        2,355,000       1,201,000
     Customer deposits                                       10,119,000       7,741,000
     Accrued interest                                            99,000          73,000
     Capital lease obligations                                   62,000              --
                                                            -----------     -----------
              Total current liabilities                      22,763,000      21,875,000

Long-term debt                                               19,105,000      12,445,000

Minority interest in subsidiary                               1,065,000         228,000

Stockholders' equity
     Preferred stock - authorized 10,000,000 shares
      of $.01 par value; issued and outstanding 400,000
      shares in 1999 and 0 in 1998                                4,000              --
     Common stock - authorized 100,000,000 shares
      of $.01 par value; issued and outstanding
      7,647,618 shares in 1999 and 7,264,821 in 1998             76,000          72,000
     Paid-in capital                                         20,768,000      16,348,000
     Retained earnings                                       11,051,000       8,169,000
                                                            -----------     -----------
              Total stockholders' equity                     31,899,000      24,589,000
                                                            -----------     -----------
                                                            $74,832,000     $59,137,000
                                                            ===========     ===========

        The accompanying notes are an integral part of these statements.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
    FOR THE THREE MONTHS AND FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          JUNE 30,                            JUNE 30,
                                               ------------------------------      ------------------------------
                                                   1999              1998              1999              1998
                                               ------------      ------------      ------------      ------------
Revenues                                       $ 16,755,000      $ 18,428,000      $ 41,021,000      $ 43,813,000

Expenses
     Operating                                   10,558,000        11,553,000        27,044,000        30,604,000
     Marketing, selling and administrative        2,733,000         3,097,000         6,960,000         7,088,000
     Depreciation                                   665,000           511,000         1,755,000         1,567,000
                                               ------------      ------------      ------------      ------------
                                                 13,956,000        15,161,000        35,759,000        39,259,000
                                               ------------      ------------      ------------      ------------

Operating income                                  2,799,000         3,267,000         5,262,000         4,554,000

Other income (expense)
     Interest income                                156,000           114,000           442,000           374,000
     Interest expense                              (536,000)         (438,000)       (1,333,000)       (1,324,000)
     Minority interest share of earnings
      of consolidated joint venture                (506,000)         (250,000)         (838,000)          (95,000)
     Equity in net earnings (loss) of
      unconsolidated joint venture                  252,000          (255,000)         (323,000)         (255,000)
                                               ------------      ------------      ------------      ------------
                                                   (634,000)         (829,000)       (2,052,000)       (1,300,000)
                                               ------------      ------------      ------------      ------------
      Net earnings before preferred
       stock dividend                             2,165,000         2,438,000         3,210,000         3,254,000

Preferred stock dividend                            100,000            28,000           167,000           170,000
                                               ------------      ------------      ------------      ------------

      Net earnings available for
       common stockholders                     $  2,065,000      $  2,410,000      $  3,043,000      $  3,084,000
                                               ============      ============      ============      ============

Earnings per share available for common
 stockholders - Basic                          $       0.28      $       0.36      $       0.41      $       0.52
                                               ============      ============      ============      ============

Weighted average number of common stock
 outstanding - Basic                              7,504,000         6,718,000         7,433,000         5,970,000
                                               ============      ============      ============      ============

Earnings per share available for common
 stockholders - Diluted                        $       0.22      $       0.29      $       0.35      $       0.42
                                               ============      ============      ============      ============

Weighted average number of common stock
 outstanding - Diluted                            9,724,000         8,367,000         9,178,000         7,956,000
                                               ============      ============      ============      ============

        The accompanying notes are an integral part of these statements.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                           PREFERRED STOCK           COMMON STOCK
                                        ---------------------    ---------------------     ADDITIONAL
                                        NUMBER OF       PAR      NUMBER OF       PAR        PAID-IN       RETAINED
                                          SHARES       VALUE       SHARES       VALUE       CAPITAL       EARNINGS        TOTAL
                                        ---------      ------    ---------     -------    -----------    -----------   -----------
Balances at
September 30, 1998                             --      $   --    7,264,821      $72,000    $16,348,000    $ 8,169,000   $24,589,000

Fair value of options to
 nonemployees                                  --          --           --           --        230,000             --       230,000

Issuance of common stock
 upon exercise of stock
 options and warrants                          --          --      382,797        4,000        524,000             --       528,000

Issuance of preferred stock, net          400,000       4,000                                3,666,000             --     3,670,000

Preferred stock dividend                       --          --           --           --             --       (328,000)     (328,000)

Net earnings                                   --          --           --           --             --      3,210,000     3,210,000
                                          -------      ------    ---------      -------    -----------    -----------   -----------

Balances at June 30, 1999                 400,000      $4,000    7,647,618      $76,000    $20,768,000    $11,051,000   $31,899,000
                                          =======      ======    =========      =======    ===========    ===========   ===========

        The accompanying notes are an integral part of these statements.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                         1999               1998
                                                                      ------------      ------------
Cash flows from operating activities
     Net earnings                                                     $  3,210,000      $  3,254,000
     Adjustments to reconcile net earnings to net cash
      provided by operating activities
          Depreciation                                                   1,755,000         1,567,000
          Amortization of deferred drydock                               1,454,000         1,364,000
          Fair value of options to nonemployees                             88,000           211,000
          Undistributed equity in loss of joint venture                    323,000           256,000
       (Increase) decrease in operating assets
          Restricted cash                                                 (902,000)       (3,089,000)
          Trade and other receivables                                     (674,000)          139,000
          Due from affiliate                                            (1,803,000)          471,000
          Inventory                                                       (339,000)          937,000
          Prepaid expenses and other current assets                     (3,084,000)       (1,473,000)
          Other assets                                                    (378,000)            4,000
        Increase (decrease) in operating liabilities
          Accounts payable                                              (2,144,000)          124,000
          Accrued liabilities                                            1,431,000           680,000
          Due to affiliate                                               1,154,000                --
          Customer and other deposits                                    2,378,000         4,619,000
          Accrued interest                                                  26,000                --
                                                                      ------------      ------------

              Net cash provided by operating activities                  2,495,000         9,064,000

Cash flows from investing activities
     Capital expenditures                                               (5,770,000)       (3,582,000)
     Long-term receivable - affiliate                                   (2,614,000)          (72,000)
     Investments - restricted                                            4,629,000                --
     Investment in unconsolidated joint venture                           (251,000)       (2,251,000)
     Increase in minority interest in subsidiary                           837,000           194,000
                                                                      ------------      ------------
              Net cash used in investing activities                     (3,169,000)       (5,711,000)

Cash flows from financing activities
     Principal payments of long-term debt                              (12,146,000)       (3,294,000)
     Proceeds from long-term debt                                       16,600,000                --
     Proceeds from sale of preferred stock, net                          3,670,000                --
     Proceeds from exercise of stock options and warrants                  528,000           600,000
     Proceeds from sale of convertible subordinated debentures                  --         1,484,000
     Payment of capital lease obligations                                  (35,000)               --
     Payment of loan costs                                                (394,000)               --
     Preferred stock dividends                                            (328,000)         (228,000)
                                                                      ------------      ------------
              Net cash provided by (used in) financing activities        7,895,000        (1,438,000)
                                                                      ------------      ------------

Net increase in cash and cash equivalents                                7,221,000         1,915,000

Cash and cash equivalents at beginning of period                         3,172,000         3,531,000
                                                                      ------------      ------------
Cash and cash equivalents at end of period                            $ 10,393,000      $  5,446,000
                                                                      ============      ============

Supplemental disclosure of cash flow information
     Cash paid during the period for interest                         $  1,071,000      $  1,260,000
                                                                      ============      ============
     Cash paid during the period for taxes                            $         --      $         --
                                                                      ============      ============

        The accompanying notes are an integral part of these statements.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Financial Statements for the nine months ended June 30, 1999 and 1998, included herein have been prepared by Commodore Holdings Limited (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which are, in the opinion of management, necessary for a fair statement for the results of the three and nine months are included. Certain information and footnote disclosure normally included in Financial Statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 1998, contained in the Company's annual report on Form 10-K.

2. FAIR VALUE OF OPTIONS TO NONEMPLOYEES. During the first nine months of fiscal 1999, the Company issued warrants to purchase 131,633 shares of common stock to nonemployees providing a variety of consulting services to the Company. Under the application of FASB #123 the Company has valued these warrants at approximately $230,000; $88,000 of which was recorded as part of marketing, selling and administrative expense in the first nine months of fiscal 1999.

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

Financial Accounting Standards Board (FASB) Statement No. 128 "Earnings Per Share" requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computation is as follows:

THREE             NET                                         NET
MONTHS ENDED      EARNINGS-         BASIC            BASIC    EARNINGS-         DILUTED          DILUTED
JUNE 30,          BASIC             SHARES           EPS      DILUTED           SHARES           EPS
------------      ----------        ---------        -----    ----------        ---------        -------
1999              $2,065,000        7,504,000        $0.28    $2,165,000        9,724,000        $0.22

1998              $2,410,000        6,718,000        $0.36    $2,457,000        8,367,000        $0.29

NINE              NET                                         NET
MONTHS ENDED      EARNINGS-         BASIC            BASIC    EARNINGS-         DILUTED          DILUTED
JUNE 30,          BASIC             SHARES           EPS      DILUTED           SHARES           EPS
------------      ----------        ---------        -----    ----------        ---------        -------
1999              $3,043,000        7,433,000        $0.41    $3,210,000        9,178,000        $0.35

1998              $3,084,000        5,970,000        $0.52    $3,317,000        7,956,000        $0.42

Included in diluted shares are common stock equivalents relating to options, warrants, convertible debt and preferred stock of 1,860,000 and 1,649,000 for the three months ended June 30, 1999 and 1998, respectively, and 1,521,000 and 1,986,000 for the nine months ended June 30, 1999 and 1998, respectively. Net earnings were adjusted to calculate the diluted earnings per share by adding back $100,000 of preferred stock dividends for the three months ending June 30, 1999 and $47,000 of preferred stock dividends and interest expense, relating to the preferred stock and convertible debentures, for the three months ending June 30, 1998. Net earnings were adjusted to calculate the diluted earnings per share by adding back $167,000 of preferred stock dividend, and $186,000 of preferred stock dividend and interest expense, relating to the preferred stock and convertible debentures, for the nine months ending June 30, 1999 and 1998, respectively.

4. JOINT VENTURES. The Company's 50% investment in Capri Cruises resulted in net earnings of $252,000 for the three months ended June 30, 1999 and a net loss of $323,000 for the nine months ended June 30, 1999 as Capri Cruises continued to define its market.

A condensed summary of the assets and liabilities and results of operations of the Capri Cruises joint venture follows:

                                                             AS OF          AS OF
                                                             JUNE 30,       JUNE 30,
                                                             1999           1998
                                                             ----------     ----------
                  Current assets                             $3,588,000     $3,109,000
                  Property and equipment, net                 4,009,000      2,882,000
                  Other assets                                   96,000        979,000
                                                             ----------     ----------
                               Total assets                  $7,693,000     $6,970,000
                                                             ==========     ==========
                  Current liabilities                        $4,341,000     $2,735,000
                  Other liabilities                             536,000        246,000
                  Partners' capital accounts                  2,816,000      3,989,000
                                                             ----------     ----------
                               Total liabilities and
                                partners' capital            $7,693,000     $6,970,000
                                                             ==========     ==========

                                                                                        FROM APRIL 16,
                                                                                        1998 (DATE OF
                                    QUARTER          QUARTER           9 MONTHS         INCEPTION)
                                    ENDING           ENDING            ENDING           THROUGH
                                    JUNE 30,         JUNE 30,          JUNE 30,         JUNE 30,
                                    1999             1998              1999             1998
                                    ----------      ----------         -----------      ----------
             Revenues               $6,335,000      $  989,000         $16,478,000      $  989,000
             Expenses                5,831,000       1,500,000          17,125,000       1,500,000
                                    ----------      ----------         -----------      ----------
             Net earnings (loss)    $  504,000     ($  511,000)       ($   647,000)    ($  511,000)
                                    ==========      ==========         ===========      ==========

On April 23, 1999, Albuferra Investments, Inc., a wholly owned subsidiary of the Company ("Albuferra"), purchased the "Enchanted Sun" (the "Vessel") from Triple Shipping Inc. for a purchase price of $5,000,000. The purchase price was partially funded through a partial drawdown on a $14,250,000 credit facility from Nordbanken AB (publ). The Company plans to make significant renovations to the Vessel's interior and exterior with the balance of the proceeds from such loan. Upon completion of these renovations, Albuferra will charter the vessel to Coronado Seas, LLC ("Coronado"), an indirectly partially owned subsidiary of the Company, for use in its gaming cruises operating from San Diego and Los Angeles, California to Rosarito, Baja California, Mexico.

On June 24, 1999, the Company entered into a binding letter of intent with the Viejas Band of Kumeyaay Indians ("Viejas") with respect to an investment in Coronado, the joint venture entity that will operate day cruises between Southern California, and Rosarito, Baja California, Mexico, and Albuferra. Pursuant to the letter of intent, Viejas will purchase a one-third interest in Coronado and a one-half interest in Albuferra. The Company and Viejas are finalizing the definitive agreements that reflect Viejas' investment.

Two of the Company's subsidiaries, Sea-Comm and Capri Cruises, are operated as joint ventures with unaffiliated third parties and the Company is finalizing the definitive agreements to operate Coronado as a joint venture as well. In accordance with the joint venture agreements, the Company periodically records amounts due to or from its various partners. During the quarter ended June 30, 1999, the Company recorded approximately $500,000 of reimbursement of expenses pursuant to one of these agreements.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999, Compared to Three Months Ended June 30, 1998

Revenues decreased by $1,673,000, or 9.1%, for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 primarily due to fewer operating days in 1999 versus 1998 and a lucrative eight-day charter of the Enchanted Isle in 1998.

The Company's operating, marketing, selling and administrative expenses decreased by $1,359,000, or 9.3%, for the quarter ended June 30, 1999 primarily due to fewer operating days in 1999 versus 1998 as well as reimbursements relative to the Company's liability insurance premiums of $250,000 and joint venture related expenses of $500,000.

Seawise's interest in the Company's Sea-Comm joint venture is reflected in the ($506,000) and ($250,000) line item for "Minority interest share of earnings of consolidated joint venture" for the three months ended June 30, 1999 and 1998. Sea-Comm earned $1,012,000 and $510,000 for the three months ended June 30, 1999 and 1998, respectively. The improvement in earnings was primarily due to increased load factors and yields (higher rates collected from passengers) for the summer Alaska voyages in 1999 versus 1998.

"Equity in net earnings (loss) of unconsolidated joint venture" represents results associated with the Company's Capri Cruises joint venture, which began operations in June 1998 and operates one vessel on two- and five-day cruises from New Orleans. The Company accounts for the Capri Cruises joint venture under the equity method. The Company's 50% investment resulted in net earnings of $252,000 for the quarter ended June 30, 1999, versus a loss of $255,000 for the quarter ended June 30, 1998. The improvement in earnings is primarily due to higher passenger counts as Capri Cruises better defined its market in 1999. The losses for the quarter ended June 30, 1998 were primarily due to start-up costs.

Nine Months Ended June 30, 1999, Compared to Nine Months Ended June 30, 1998

Revenues decreased by $2,792,000, or 6.3%, for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998 primarily due to the Universe Explorer being out of service for 60 days of the first nine months of fiscal 1999 for the installation of a sprinkler system as well as lucrative eight-day charter of the Enchanted Isle in 1998.

The Company's operating, marketing, selling and administrative expenses decreased by $3,688,000, or 9.8%, for the quarter ended June 30, 1999, primarily due to the Universe Explorer being out of service for 60 days of the first nine months of fiscal 1999 for the installation of a sprinkler system.

Seawise's interest in the Company's Sea-Comm joint venture is reflected in the ($838,000) and ($95,000) line item for "Minority interest share of earnings of consolidated joint venture" for the nine months ended June 30, 1999 and 1998, respectively. Sea-Comm earned $1,676,000 and $190,000 for the nine months ended June 30, 1999 and 1998, respectively. The improvement in earnings was primarily due to the Universe Explorer not operating a Caribbean program in fiscal 1999 as it did in fiscal 1998. Such program was not profitable in fiscal 1998.

 "Equity in net (loss) of unconsolidated joint venture" represents a loss of $323,000 and $255,000 for the nine months ended June 30, 1999 and 1998, respectively, associated with the Capri Cruises joint venture as Capri Cruises continued to define its market.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $1,255,000 at June 30, 1999 as compared to a working capital deficiency of $10,426,000 at September 30, 1998. The improvement in the Company's working capital position was primarily due to the private sale of $4,000,000 of preferred stock, the refinancing of the loan on the Universe Explorer, as well as a change in the Company's FMC arrangement. The Company has arranged for a surety bond to guarantee the Enchanted Isle's FMC requirements thereby freeing the $4,629,000 long-term deposit that had been securing the Company's FMC certificate.

Cash flows from operations provided $2,495,000 and $9,064,000 for the first nine months of fiscal 1999 and 1998, respectively. Cash flows from operations declined for the first nine months of fiscal 1999, as compared to the first nine months of fiscal 1998, primarily due to increases in amounts due from affiliates, relating to reimbursements of various expenses, prepaid expenses associated with drydock expenses, increases in accrued liabilities and decreases in accounts payable and customer and other deposits. The large increase in customer deposits during the quarter ending June 30, 1998 was primarily due to the Company beginning to accept customer deposits for the Enchanted Capri during such quarter.

Cash flows from investing activities used $3,169,000 and $5,711,000 for the nine months ended June 30, 1999 and 1998, respectively. During the nine months ended June 30, 1999, the Company invested $566,000 in capital expenditures and recorded a receivable, from its partner, Seawise, of approximately $3,200,000, relating primarily to the installation of the sprinkler system on the Universe Explorer. This receivable is being repaid over the next seven years, pursuant to the terms of the Company's Sea-Comm joint venture agreement, as amended. The improvement in cash flows for the first nine months of fiscal 1999 is primarily attributable to the Company's new FMC arrangement, which was partially offset by the amounts recorded due to the installation of the Universe Explorer sprinkler system.

Cash flows from financing activities provided $7,895,000 during the nine months ended June 30, 1999 and used $1,438,000 during the nine months ended June 30, 1998. This increase was primarily due to approximately $1,100,000 in net proceeds from the Key Loan, proceeds from a $2,100,000 loan from Nationsbank to finance a portion of the sprinkler system installation aboard the Universe Explorer (the "NationsBank Loan") and a portion of the proceeds from a $14,250,000 credit facility from Nordbanken AB (publ) (the "Nordbanken Loan") used to finance the acquisition of the Enchanted Sun. The Nordbanken Loan, which is secured by the Enchanted Sun, has a term of nine years and bears an interest rate of 7.79%.

At June 30, 1999, the Company owed a total of $22,841,000 pursuant to the EffJohn Loan, Key Loan, Nationsbank Loan and Nordbanken Loan which loans bear interest at 6.97%, 9.14%, 7.30% and 7.79%, respectively. The EffJohn Loan, Key Loan and Nordbanken Loan are secured by mortgages on the Company's vessels, and the NationsBank Loan is secured by a letter of credit provided by Seawise.

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

The Company expects to fund the cash needs for its Capri Cruises operation from cash from its established operations. Capri Cruises earned a profit in the current quarter.

The Company's plans to expend approximately $17,250,000 in capital improvements to the Enchanted Sun and the Crown Dynasty during the remainder of the calendar year. The Company will finance approximately $9,750,000 of that amount with proceeds of the Nordbanken Loan and the balance from the Company's operating funds.

In 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes standards for accounting for internal use software projects. This Statement is effective for financial statements for fiscal years beginning after December 15, 1998 for costs incurred in those fiscal years for all projects, including projects in progress when the SOP was adopted. Management does not expect this Statement to have a material impact on the Company's financial statements.

In 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on accounting for start-up costs and organization costs, which must be expensed as incurred. This Statement is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not expect this Statement to have a material impact on the Company's financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. Management does not expect this standard to have a significant impact on the Company's operations.

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

The Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate declines. An immediate decline of 10% in interest rates would reduce the Company's annual interest income by $59,000.

The Key Loan is a variable rate loan; however, the Company has purchased interest rate protection for such loan in the form of an interest rate swap. As a result, although the Key Loan bears interest at the prime rate plus 80 basis points, the interest rate swap provides that the rate shall effectively be fixed at 9.14% over the term of the loan. The Nationsbank Loan is also a variable rate loan; however, the Company has also purchased interest rate protection for such loan in the form of an interest rate swap. As a result, although the Nationsbank Loan bears interest at LIBOR plus 150 basis points, the interest rate swap provides that the rate shall effectively be fixed at 7.3% over the term of the loan. The EffJohn Loan bears interest at LIBOR plus 2%, and thus is affected by changes in interest rates. In the event that interest rates increased by 10%, the Company's interest obligation would increase $11,000, $33,000, $19,000 and $6,000, respectively, in each of its fiscal years 1999, 2000, 2001, and 2002.

Part II:          Other Information

Item 1.           LEGAL PROCEEDINGS

                  In October 1995, Kristian Stensby filed an action in the Circuit Court in Dade County, Florida, against EffJohn International B.V. ("EffJohn"), EffJohn International Cruise Holdings, the Company, Mr. Mayer and others, alleging that due to the tortious acts or breaches of agreements by various defendants, he did not receive certain fees and/or commissions to which he was allegedly entitled upon the consummation of the sale of the Enchanted Isle, the Universe Explorer (formerly the Enchanted Seas), and certain other assets owned by Commodore Cruise Lines Limited, a Cayman Island corporation, to the Company. Mr. Stensby alleged that he was entitled to damages as a result of the alleged behavior of the various defendants. The court previously entered summary judgment in favor of the Company, Mr. Mayer and all other defendants except EffJohn on all counts alleged by Mr. Stensby except the unfair competition and tortious interference counts.

                  On April 30, 1999, Mr. Stensby settled the remaining counts with the Company and Mr. Mayer relating to unfair competition and tortious interference. The Company settled the claims for an amount that was less than the Company's estimated costs to defend the lawsuit. The court will enter its final disposition order at such time as the settlement amount is paid to Mr. Stensby.

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  In March 1999, the Company granted options to purchase an aggregate of 667,000 shares of the Company's common stock to the Company's directors and employees, pursuant to the Company's 1999 Stock Plan. The options are exercisable at $5.00 per share, which was the fair market value of the common stock on the date of grant. The options expire on March 21, 2004 and March 29, 2009. The grant of options was exempt from registration pursuant to
Section 4(2) of the Securities Act.

                  On April 6, 1999, the Company and Promociones Turisticas de Rosarito, S.A. de C.V. ("Proturo") entered into an operating agreement for Coronado Seas, LLC. Pursuant to the agreement, the Company granted warrants to purchase an aggregate of 250,000 shares of the Company's common stock to Proturo. The warrants are exercisable at $6.00 per share. The warrants expire on April 5, 2004. The issuance of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act.

                  On June 10, 1999, the Company granted warrants to purchase 50,000 shares of the Company's common stock to an unaffiliated third party in exchange for financial consulting services. The warrants are exercisable at $7.00 per share. The warrants expire on June 9, 2004. The issuance of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

Item 5.           OTHER INFORMATION

                  On April 23, 1999, Albuferra Investments, Inc., a wholly owned subsidiary of the Company ("Albuferra"), purchased the vessel the "Enchanted Sun" (the "Vessel") from Triple Shipping Inc. for a purchase price of $5,000,000. The purchase price was partially funded through a partial drawdown on a $14,250,000 credit facility from Nordbanken AB (publ). The Company plans to make significant renovations to the Vessel's interior and exterior with the balance of the proceeds from such loan. Upon completion of these renovations, Albuferra will charter the vessel to Coronado Seas, LLC, an indirectly partially owned subsidiary of the Company, for use in its gaming cruises operating from San Diego and Los Angeles, California to Rosarito, Baja California, Mexico.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.1           Employment Agreement dated as of March 1999 by and between New
               Commodore Cruise Lines Limited and Ronald Kurtz

10.2 Employment Agreement dated as of May 1, 1999 by and between New Commodore Cruise Lines Limited and Alan Pritzker

10.3 Employment Agreement dated as of May 17, 1999 by and between New Commodore Cruise Lines Limited and James Sullivan

10.4 Operating Agreement of Coronado Seas, LLC dated April 6, 1999, between Commodore Day Cruises Limited and Promociones Turisticas De Rosarito, S.A. de C.V.*

10.5 Rosarito Pier Docking Contract dated April 6, 1999, between Inversiones Rosarito, S.A. de C.V., Coronado Seas, LLC, Playas de Rosarito Marina Resort, S.A. de C.V. and Banco Internacional, S.A.*

10.6 Barecon '89 Bareboat Charter Agreement dated May 13, 1999, between Capri Cruises and Norsong Shipping, Ltd.*

10.7 Loan and Guarantee Facility Agreement dated April 23, 1999, by and between Albuferra Investments, Inc. and Nordbanken AB (publ)

10.8 Guarantee and Indemnity Agreement dated April 23, 1999, executed by the Company in favor of Nordbanken AB (publ)

27             Financial Data Schedule.

------------
*Portions of this document omitted pursuant to an application for an order for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

         B.       Reports on Form 8-K

                  During the quarter ended June 30, 1999, the Company did not file any current reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COMMODORE HOLDINGS LIMITED
                                  (Registrant)

                             /s/ ALAN PRITZKER
                           ---------------------------------------------------
                                 Alan Pritzker

                           Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

August 16, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.1           Employment Agreement dated as of March 1999 by and between New
               Commodore Cruise Lines Limited and Ronald Kurtz

10.2 Employment Agreement dated as of May 1, 1999 by and between New Commodore Cruise Lines Limited and Alan Pritzker

10.3 Employment Agreement dated as of May 17, 1999 by and between New Commodore Cruise Lines Limited and James Sullivan

10.4 Operating Agreement of Coronado Seas, LLC dated April 6, 1999, between Commodore Day Cruises Limited and Promociones Turisticas De Rosarito, S.A. de C.V.*

10.5 Rosarito Pier Docking Contract dated April 6, 1999, between Inversiones Rosarito, S.A. de C.V., Coronado Seas, LLC, Playas de Rosarito Marina Resort, S.A. de C.V. and Banco Internacional, S.A.*

10.6 Barecon '89 Bareboat Charter Agreement dated May 13, 1999, between Capri Cruises and Norsong Shipping, Ltd.*

10.7 Loan and Guarantee Facility Agreement dated April 23, 1999, by and between Albuferra Investments, Inc. and Nordbanken AB (publ)

10.8 Guarantee and Indemnity Agreement dated April 23, 1999, executed by the Company in favor of Nordbanken AB (publ)

27             Financial Data Schedule.