Form 10-Q/A
period 1999-06-30
COMMODORE HOLDINGS LTD
filed 1999-08-19
CIK 945524

FORM 10 - Q/A
                               (AMENDMENT NO. 1)

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

         A.       Exhibits

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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

                           COMMODORE HOLDINGS LIMITED
                                  (Registrant)

                             /s/ ALAN PRITZKER
                           ---------------------------------------------------
                                 Alan Pritzker

                           Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

August 17, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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