Form 10-K
period 1999-09-30
COMMODORE HOLDINGS LTD
filed 1999-12-29
CIK 945524

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ______TO _____

                           COMMISSION FILE NO. 0-20961

                           COMMODORE HOLDINGS LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  BERMUDA                                 N/A
      (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

     4000 HOLLYWOOD BOULEVARD, SUITE 385-S, SOUTH TOWER, HOLLYWOOD, FL 33021
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                                  954-967-2100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                        ---------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                           COMMON STOCK $.01 PAR VALUE
                                (TITLE OF CLASS)

         REDEEMABLE WARRANTS TO PURCHASE COMMON STOCK AT $5.65 PER SHARE
                                (TITLE OF CLASS)

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

     As of December 22, 1999, the aggregate market value of the Common Stock held by non-affiliates was approximately $30,664,325.

      As of December 22, 1999, the number of shares of Common Stock of the registrant outstanding was 7,649,118.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III--Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders


                                                 TABLE OF CONTENTS

                                                                                                               PAGE

                                                  PART I

ITEM 1.    BUSINESS..............................................................................................1

ITEM 2.    PROPERTIES...........................................................................................15

ITEM 3.    LEGAL PROCEEDINGS....................................................................................16

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................16

OPTIONAL ITEM EXECUTIVE OFFICERS OF THE REGISTRANT..............................................................16

                                                 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................18

ITEM 6.    SELECTED FINANCIAL DATA..............................................................................19

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................21

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............................................27

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................27

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................27

                                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................................28

ITEM 11.   EXECUTIVE COMPENSATION...............................................................................28

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................28

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................28

                                                 PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......................................28


PART I

ITEM 1. BUSINESS

                                     GENERAL

GENERAL

         Commodore Holdings Limited, a Bermuda exempted company, was formed in 1995 and currently owns and/or operates five cruise ships through its wholly and partially owned subsidiaries (collectively, the "Company"). The Company owns three cruise ships, the S/S Enchanted Isle (the "Enchanted Isle"), the S/S Universe Explorer (the "Universe Explorer"), and the M/V Enchanted Sun (the "Enchanted Sun"), and has chartered two additional ships, the M/V Enchanted Capri (the "Enchanted Capri") and the M/V Crown Dynasty (the "Crown Dynasty")(collectively, the "Cruise Ships"). The Cruise Ships are matched to the Company's various brands and operations depending upon each ship's design and the Company's needs.

         The Company offers two cruise brands, Commodore Cruise Line and Crown Cruise Line, and also offers educational cruises. Commodore Cruise Line serves the standard cruise market. A division of Commodore Cruise Line also offers both single and multi-day cruises that emphasize casino gaming. The Company operates both the Enchanted Isle and the Enchanted Capri under the Commodore Cruise Line brand. The Company plans to add the Enchanted Sun to the Commodore Cruise Line fleet once the renovation of the vessel is completed. In December 1999, the Company launched its second cruise brand, Crown Cruise Line, which serves the premium cruise market. Crown Cruise Line's first vessel, the Crown Dynasty, commenced cruise service in December 1999.

         The Company also offers educational cruises aboard the Universe Explorer. The Universe Explorer is chartered to Sea-Comm, Ltd., a Liberian corporation ("Sea-Comm"), a joint venture between the Company and Seawise Foundation, Inc. ("Seawise"). Sea-Comm has space-chartered the vessel to Seawise, which operates the "Semester at Sea" program during a portion of the year. Sea-Comm operates cruises to Alaska aboard the Universe Explorer during the balance of the year under the "World Explorer Cruises" brand.

VESSEL ACQUISITIONS AND FINANCINGS

         The Company acquired the Enchanted Isle and the Enchanted Seas (now the Universe Explorer) and certain other assets related thereto (collectively, the "Commodore Assets") from EffJohn International B.V. ("EffJohn") in 1995. The purchase price was paid, in part, with a $24,500,000 loan (the "EffJohn Loan") to the Company from an affiliate of EffJohn (the "EffJohn Lender"). The EffJohn Loan bears interest at LIBOR plus 2% (currently 6.97%) over six years and was secured by substantially all of the assets of the Company's wholly owned subsidiary, New Commodore Cruise Lines Limited, a Bermuda company ("New Commodore"), including first preferred ship's mortgages on both the Enchanted Isle and the Universe Explorer.

         On December 4, 1998, the Company entered into a loan and security agreement with KeyCorp Leasing Co. Inc. ("Key") for $10,000,000 (the "Key Loan"). The Key Loan is secured by a first preferred ship's mortgage on the Universe Explorer. In conjunction with this loan agreement, the Company entered into an interest rate swap agreement with an affiliate of Key, whereby the interest rate on the loan agreement is fixed at 9.14% over the term of the Key Loan. The monthly principal payments of the Key Loan were fixed for the first year at $41,667, and the remainder of the loan is based on an amortization schedule of 14 years. The remaining unpaid principal and interest is due on December 4, 2006, the date of maturity. The proceeds from the Key Loan were used to repay a portion of the EffJohn Loan relating to the Universe Explorer, and towards the installation of a sprinkler system on the Universe Explorer.

         In the event that the Company is required to withhold income tax on any interest due to the EffJohn Lender or Key, the Company has agreed to pay the required amount to be withheld and pay the EffJohn Lender or Key, the full amount of interest due under their respective agreements with the Company.

         In February 1999, the Company entered into a loan agreement with NationsBank, N.A. for $2,100,000 (the "NationsBank Loan"). The NationsBank Loan is secured by a letter of credit provided by Seawise. The NationsBank Loan bears interest at a rate of LIBOR plus 150 basis points; however, the Company has entered into an interest rate swap agreement pursuant to which the interest has been fixed at 7.3% over the term of the NationsBank Loan. The net proceeds of the NationsBank Loan were used by the Company towards the payment for the sprinkler system on the Universe Explorer.

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

         In March 1998, the Company entered into an agreement to bareboat charter the Enchanted Capri. The charter was originally for a term of approximately four and one-half years and has since been extended until September 2005. The Company assigned its charter for the Enchanted Capri to Capri Cruises, a joint venture formed in 1998 between the Company and Isle of Capri Casinos, Inc. ("Isle of Capri") (formerly Casino America, Inc.), a publicly owned company that operates riverboats, land-based and dockside casinos.

         In April 1999, the Company purchased the Enchanted Sun for $5,000,000. The purchase price was partially funded through a partial drawdown on a credit facility from Nordbanken AB (publ) in the principal amount of $14,250,000 (the "Nordbanken Loan"). The Company is making significant renovations to the Enchanted Sun's interior and exterior with the balance of the proceeds from such loan and through the issuance of common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources." The Company expects that renovations will be completed in the second fiscal quarter of the year 2000 and that the Enchanted Sun will begin cruise service in the same fiscal quarter. The Company plans to use the Enchanted Sun as part of Commodore Cruise Line's new day cruise division operating from San Diego and Los Angeles, California to Rosarito, Baja California, Mexico.

         In March 1999, the Company entered into an agreement with an affiliate of EffJohn, Neptun Maritime ("Neptun"), to bareboat charter the Crown Dynasty. The charter began on October 11, 1999 and is for a term of four years with options for another six years. Pursuant to the charter and subject to agreement upon certain financing terms, the Company is exercising its right to purchase the vessel from Neptun and expects to close on the purchase in the first calendar quarter of 2000. As part of the charter, the Company also acquired the rights to the Crown Cruise Line name. The Company has entered into a space charter agreement with Apple Vacations ("Apple") for a charter of approximately 72% of the passenger space onboard the vessel for a period of four years.

OPERATING STRATEGY

         The Company's principal operating strategies are to identify underserved markets where there are significant barriers to entry and niche themes and to serve those markets by carefully selecting smaller classic ships and refitting them to meet the needs of each market. The Company achieves these goals by actively following consumer trends, identifying exclusive niche opportunities that have a cruise component, selecting complementary successful businesses in such markets, where appropriate, and developing strategic alliances or joint ventures with such businesses to penetrate such markets. This strategy permits the Company to leverage its cash assets and serve a variety of niche markets efficiently and well.

         The Company's operations are presently divided between two brands:
Commodore Cruise Line and Crown Cruise Line. A division of Commodore Cruise Line offers deep-sea single and multi-day cruises that emphasize casino gaming. In addition, the Company, through Sea-Comm, charters one of its vessels for use in the Semester at Sea program. See "Business -- The Sea-Comm Joint Venture."

         Since acquiring the assets of Commodore Cruise Line in 1995, the Company has endeavored to continue the Commodore tradition of delivering an innovative, value-oriented standard market cruise product. The Company seeks to maintain such standard by providing maximum value, emphasizing "old world" tradition and a friendly and informal atmosphere combined with value and service. Fleet configuration is a primary distinguishing variable in the cruise industry and differentiates competitors serving a common passenger base. Commodore Cruise Line offers vessels that are older and smaller than those of most of its competitors. The Company believes that these smaller vessels enable it to provide value-oriented service and a more personalized maritime environment than the Company's giant vessel competitors. The Company believes that good service coupled with a reputation for more personalized attention enable it to command prices comparable to its competitors. Although Commodore's older vessels will probably cost more to operate than new vessels, the Company believes that its cost savings in debt service payments will more than offset the higher maintenance and operating expenses.

         Commodore Cruise Line operates the Enchanted Isle and the Enchanted Capri. The Enchanted Capri is operated through Capri Cruises, the Company's joint venture with Isle of Capri, which specializes in riverboat and dockside casinos. See "Business -- Strategic Alliances and Joint Ventures." During fiscal 2000, the Company, through its Coronado Seas, LLC ("Coronado") joint venture, plans to commence cruise operations aboard the Enchanted Sun. The Enchanted Sun will operate day gaming cruises between San Diego or Los Angeles, California and Rosarito, Baja California, Mexico, a small tourist-oriented town located 18 miles from San Diego. The Company plans to capitalize both on the gaming opportunities and on its Mexican port-of-call through its Indian Tribe and Mexican partners. See "Business -- Strategic Alliances and Joint Ventures."

         In December 1999, the Company introduced its premium cruise brand, Crown Cruise Line. The Company acquired the name of the cruise line in conjunction with the Company's charter of the Crown Dynasty. Crown Cruise Line was originally formed in 1984 and operated various ships in the premium segment of the cruise industry until 1995, when Neptun sold or chartered the remaining vessels to various entities. While in operation, the Company believes that Crown Cruise Line developed a reputation for providing fine dining and impeccable service aboard intimate ships. The Company will seek to continue this tradition by offering guests a high staff to guest ratio aboard smaller vessels fitted with fine furnishings and offering high-end amenities. Crown's first vessel, the Crown Dynasty, operates seven-day cruises from Aruba in the winter, and will offer cruises to Bermuda and Canada from the Philadelphia and Baltimore areas in the summer. The Company has entered into a strategic relationship with Apple, an experienced tour operator, to market and sell these cruises. See "Business -- Strategic Alliances and Joint Ventures."

         In addition to its traditional cruise operations, the Company offers educational cruises. The Company currently space charters the Universe Explorer for use in the Semester at Sea program through its Sea-Comm joint venture with Seawise. Seawise has offered this program through the Institute for Shipboard Education, a Delaware not-for-profit corporation ("ISE"), and in conjunction with the University of Pittsburgh, for 20 years. During the summer months, Sea-Comm operates cruises to Alaska through World Explorer Cruises and Tours, Inc. ("WEC") and Hemisphere Cruises & Tours, Inc. ("Hemisphere"). The Company believes that the Semester at Sea program is the only program of its kind in the world. Although a number of other cruise lines offer Alaska cruises, the Company's cruises emphasize the educational experience with an unmatched number of seminars and over 40 optional shore excursions. See "Business -- The Sea-Comm Joint Venture."

         The Company continually seeks expansion opportunities for Commodore Cruise Line, Crown Cruise Line and its educational cruises where such opportunities meet its niche marketing strategy and complement its existing operations.

                                CRUISE OPERATIONS

INDUSTRY OVERVIEW

         Cruise lines compete intensely for consumer disposable leisure time dollars with other vacation alternatives, such as land-based resort hotels and sightseeing destinations. Public demand for such activities is influenced by general economic conditions.

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

                                                  NORTH AMERICAN CRUISE
                CALENDAR YEAR                         PASSENGERS(1)
       --------------------------------      ---------------------------------
                                                      (IN MILLIONS)

                    1994                                   4.5
                    1995                                   4.4
                    1996                                   4.7
                    1997                                   5.1
                    1998                                   5.4
       ---------------------------
       (1) SOURCE: CLIA

         The North American cruise industry accounts for approximately 80% of the world market. According to CLIA, the number of overall industry North American cruise passengers in 1998 was 7.8% over the 1997 figure, with demand increasing during 1999. The average growth rate for North American cruise passengers from 1980 through 1998 was approximately 7.9% per year.

         The Company believes that "repeat cruising" is a large source of business in the cruise industry. Of all passengers who have cruised in the past five years, CLIA estimates that the average number of cruises per person is 2.4.

         CLIA has estimated that, in 1982, the capacity of cruise ships serving the North American markets offering voyages of two or more days was approximately 43,848 berths. According to CLIA's most recent estimate, in 1999, the North American market was served by 32 cruise lines, operating 144 vessels. Aggregate 1999 market capacity is estimated at 148,827 berths, an increase of 8.3% over the previous year. In addition, an estimated 12 new cruise vessels offering 17,474 additional berths will be added to the market through the year 2000.

         Numerous industry analysts, as reported in various newspaper articles, predict a trend toward the continued growth of the large cruise lines and decline of the smaller ones in the North American cruise industry. The larger lines such as Carnival Cruise Lines, Royal Caribbean Cruise Lines and Princess Cruises, with whom the Company competes, have been purchasing new vessels and thereby adding to their fleets. These larger lines benefit from increased economies of scale and have historically operated at higher percentage of capacity than the smaller lines. In addition, the smaller lines, such as the Company, own older ships with fewer amenities. Such ships will require costly renovations and retrofitting in order to meet new industry safety guidelines. See "Business -- Government Regulation." Industry analysts predict that discounting of fares will play a large part in cruise ticket sales in response to the relatively flat growth of the North American market and the substantial increases in capacity planned over the next few years.

MARKET POSITION

         The cruise industry is generally viewed as the composite of three partially overlapping segments, differentiated primarily by cruise cost, length and itinerary. The standard, premium and luxury segments provide a wide assortment of cruise experiences, appeal to different population segments and attract varying demographic groupings. CLIA's luxury segment of the cruise industry represents 10% of the total industry capacity. With list per diem rates in excess of $800, the Company believes this market caters to the most affluent segment of the population. Luxury market cruises are generally seven to ten nights or more. CLIA's premium segment, in which the Company's Crown Cruise Line brand competes, is somewhat more up-scale than the standard market, but not as up-scale as the luxury segment, and represents 32% of the total cruise capacity. The Company believes this market attracts an older, more affluent and experienced clientele, with list per diem rates in the range of $290 - $600 and itineraries that typically range from seven to ten days. CLIA's standard market, in which market the Company's Commodore Cruise Line brand competes, is the largest segment within the cruise industry, comprising 55% of industry-wide capacity. The remaining 3% can be attributed to non-CLIA member lines. The Company believes the standard market is characterized by affordable, shorter cruises primarily serving first-time passengers with list per diem rates generally of $290 or less. Standard market cruises range from three to ten days in the most popular cruising areas.

         Commodore Cruise Line seeks to position itself within the standard market to capture the first-time cruising passenger with list per diem rates for its Caribbean cruises that range from $173 - $262. In accordance with industry practice, such prices may be discounted. The Company believes that the Commodore Cruise Line name appeals to both first-time cruising passengers and repeat passengers due to its presence in the Gulf of Mexico, Caribbean and embarkation from the Port of New Orleans. The Port of New Orleans, which offers all of the Southern charm, fine dining and nightlife of New Orleans, is an attractive alternative port of embarkation for many passengers, and particularly for those who prefer to drive, rather than fly, to begin their cruise vacation.

         Crown Cruise Line seeks to position itself within the premium segment to capture an upscale clientele with list per diem rates for its Caribbean cruises that range from $201 - $587. In accordance with industry practice, such prices may be discounted. The Company believes that the Crown Cruise Line name appeals to both first-time cruising passengers and repeat passengers due to its established name in the industry. The Company plans to select itineraries for its Crown vessels, such as the Crown Dynasty's Bermuda itinerary, that will both appeal to an upscale passenger and that are not already well-served by larger premium cruise lines.

         The division of Commodore Cruise Line that offers deep-sea gaming cruises is not positioned within any of CLIA's three traditional cruise segments. Rather, this division of Commodore Cruise Line will seek to attract passengers who desire a single-day entertainment experience or short cruise that emphasizes casino gaming entertainment. Commodore anticipates that its exclusive day cruises to Rosarito, coupled with its ability to feature casino gaming, should position it as a unique entertainment opportunity in Southern California.

SHIPS AND ITINERARIES

         Commodore Cruise Line operates two-, five-, and seven-day cruises aboard the Enchanted Isle and the Enchanted Capri that originate and end in New Orleans. The two-day cruise is a "Weekender" cruise with no port calls. The five-day cruise calls in Playa del Carmen (Mexico), Cozumel (Mexico), and Progresso (Mexico) and the standard seven-day itinerary features calls in Playa del Carmen (Mexico), Cozumel (Mexico), Grand Cayman (Cayman Islands), and Montego Bay (Jamaica). Occasionally the Company varies its itineraries on the seven-day route and offers Key West (Florida) or Roatan/Puerto Cortes (Honduras) instead of Grand Cayman and Montego Bay. During the coming year, the Company will also offer one fourteen-day cruise that includes a partial transit of the Panama Canal that will call at Cozumel (Mexico), Roatan (Honduras), San Andres (Colombia), Cartagena (Colombia), Aruba, and Ocho Rios (Jamaica). The two- and five-day cruises are operated on the Enchanted Capri and emphasize casino gaming and the seven- and fourteen-day cruises are aboard the Enchanted Isle.

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

         During fiscal 2000, Commodore Cruise Line plans to commence day cruises aboard the Enchanted Sun between San Diego, California and Rosaritio, Baja California, Mexico. The State of California prohibits casino gaming on "cruises to nowhere" thereby restricting such shipboard gaming to cruises that visit a foreign port. Rosarito is the closest foreign port-of-call to Southern California and the Company has secured an exclusive agreement to operate cruises on this route for ten years, with an option to continue such cruises for an additional ten years. The next closest port of call is Ensenada, which is an additional 50 miles beyond Rosarito. The Company plans to offer one or two cruises each day to Rosarito, with the duration of each cruise lasting approximately 3-5 hours for half day cruises and 7-8 hours for full day cruises. The Enchanted Sun will dock at Rosarito on each cruise and passengers will have the opportunity to disembark and visit this small beach town and the surrounding areas on the full day cruises. Passengers who wish to spend more time in Rosarito will also have the opportunity to stay the night at a local resort and return to San Diego the next day. See "Business -- Strategic Alliances and Joint Ventures."

         The Enchanted Sun was originally constructed by Kynossoura Dock Yard Co. Ltd. in Pireaus, Greece in 1974 and is a 9,511 gross ton cruise vessel with eight decks and, following her conversion, will have a day-cruise capacity of 850 passengers. The Enchanted Sun is being redesigned by the Company as a seagoing resort with a large state-of-the-art casino in place of cabins, so as to permit an increased passenger capacity. The vessel also will offer a nightclub, restaurant, swimming pool, jogging course, workout room, aerobic courses, and sundeck as well as other deck activities.

         Crown Cruise Line operates seven-day cruises aboard the Crown Dynasty that originate and end in Aruba and call at Barbados, St. Lucia, Grenada, Curacao, and Bonaire. In the summer of the year 2000, the Crown Dynasty will operate seven-day cruises to Bermuda from the Philadelphia and the Baltimore areas. Passengers are given the opportunity to participate in a wide variety of shore excursions at the various ports-of-call, including "cruise and stay" packages during the ship's Bermuda season. The vessel is decorated with a Bermuda theme to reflect her summer itinerary and features the works of Bermuda artists in the cabins and common areas. The Crown Dynasty will be the only cruise ship docked in Bermuda over the weekend and the only scheduled cruise ship departing from the Philadelphia and Baltimore areas that sails to Bermuda.

         The Crown Dynasty was originally constructed by the Union Naval Shipyard in Valencia, Spain in 1993 and is a 19,089 gross ton cruise vessel with eight passenger decks and a capacity of 820 passengers in 410 cabins. The vessel is designed to be an elegant and intimate seagoing resort containing a casino, nightclubs, restaurants, reading room, full-service communication facilities, swimming pool, jogging course, aerobic courses, workout room, and sundeck as well as other deck activities. The

Crown Dynasty has a full casino and offers various gaming opportunities. Entertainment is provided nightly and features both shipboard productions and performances by celebrity entertainers.

MARKETING AND PROMOTION

          The Company has committed significant resources to marketing and promotion through advertising, public relations, and sales personnel. To enhance the Company's awareness in, and coverage of travel agents and consumer marketplaces, the Company employs a variety of complementary marketing and promotional programs incorporating media, direct marketing and sales aids, public relations, special events and strategic business alliances, with special emphasis on trade and consumer advertising. The Company has an ongoing advertising campaign that establishes its image as a provider of value-oriented cruises with high quality service at sea. This advertising campaign is based upon travel agent and consumer research and is placed in media in the five-state area around Louisiana, including Texas and in additional states in which residents have historically purchased the most cruises.

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

         The Company's cruises, consistent with industry trends, are marketed to passengers via travel agents in the United States. Well-informed travel agencies are therefore crucial to the Company's effort in maintaining and expanding its customer base. Accordingly, the Company places considerable emphasis on its contacts with travel agencies and fostering goodwill towards the Company's products, maximizing this efficient and productive relationship.

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

         ENCHANTED SUN MARKETING. The Company plans to market the Enchanted Sun primarily through consumer advertising, including newspapers, radio and television, to encourage people to enjoy a relaxing and entertaining voyage to Rosarito, complete with casino gaming, aboard the Enchanted Sun. The Company also plans to market the Enchanted Sun to incentive, affinity and corporate groups to encourage them to organize cruises for their clients, customers and employees. Additionally, one of the Company's partners in Coronado, plans to market the Enchanted Sun to its repeat gaming clients.

As is customary in the casino industry, passengers who have repeatedly gambled high amounts of money will be given many complimentary services, including but not limited to, drinks and complimentary tokens or chips to play in the casino, and in the case of the best customers, complimentary cruises.

         INTERNATIONAL SALES. The Company intends to devote a portion of its sales resources to developing sales from the European and Latin American marketplaces. Although the North American market is static, the European cruise market has been growing. Europe is, by far, the largest market outside of North America, with Germany and the U.K. comprising the largest constituent parts. Management has begun discussions with several major European travel operators. The Company has dedicated one of its sales executives to concentrate exclusively on international sales which includes expanding its sales efforts to Latin America, which is also a significant resource for potential passengers to the Company due to an established network of tour operators.

REVENUES AND PASSENGER SERVICES

         Reservations are taken by trained reservations sales agents on a computer and software system, capable of accepting reservations for a fleet of at least 10 vessels. Staffing levels are maintained per industry standards to ensure that calls are taken promptly. Reservations are the first point of contact for most travel agents and, as such, play a key role in the sales process. A full-time staff of approximately 31 people assist agents in securing passenger reservations, arranging flights for air/sea passengers, coordinating ground transportation and pre- and post-cruise tour hotel packages.

TICKET REVENUES

         Commodore Cruise Line's cruises are list-priced per person per day (based on double occupancy) from $173 to $262, excluding commissions to travel agents. Crown Cruise Line's cruises are list-priced per person per day (based on double occupancy) from $201 to $587, excluding commissions to travel agents. Both Commodore and Crown offer discounts, particularly during off-season periods, as is the practice in the industry. Prices vary depending on size and location of cabin and the time of year in which the trip occurs. The cruise price includes shipboard accommodations, use of all of the shipboard amenities and all meals.

ON-BOARD AND OTHER REVENUES

         Revenues onboard the Company's Cruise Ships are derived from certain on-board activities and services operated by the Company including, casino gaming, liquor sales in a variety of bars, restaurants, lounges and discotheques and shore excursions. Additional revenue is earned from pre- and post-cruise packages in each vessels' point of embarkation. The Company also earns concession revenue from sales at duty-free shops, gift shops, art auctions, the sale of photographs to passengers and from the beauty salon.

COMPETITION

         Competition in the industry in which the Company competes is intense. The Company competes with other cruise ship lines in both the standard and premium segments that offer the same type of products in several markets, and with land-based resorts, many of which have significantly greater financial resources and experience, and are more well known than the Company. The Company also competes for consumer disposable leisure time dollars with other vacation alternatives such as land-based resort hotels and sight-seeing destinations, in addition to approximately 25 other cruise lines operating in the standard segment. In addition, public demand for such activities is influenced by general economic conditions.

         Commodore Cruise Line operates in the Caribbean where its principal competitors are Carnival Cruise Lines, Royal Caribbean Cruise Lines, Norwegian Cruise Lines and Premier Cruise Line. However, the Enchanted Isle and the Enchanted Capri are currently two of only three regularly scheduled cruise vessels, including one Carnival Cruise Lines' ship, that embarks passengers from the Port of New Orleans.

         Crown Cruise Line operates in both the Southern Caribbean and Bermuda markets where its principal competitors are Celebrity Cruise Lines, Royal Caribbean International, and Holland America Line. The Crown Dynasty, however, will be the only ship permitted to dock in Bermuda over the weekend and will be the only scheduled cruise ship to depart from the Philadelphia and Baltimore areas for Bermuda.

         Competition in the standard cruise market is highly concentrated, with three companies accounting for an estimated 68% of the available berths. Competition in the premium market is similarly highly concentrated with four companies accounting for an estimated 86% of the available berths. The three largest cruise operators in the North American cruise industry are increasing market share by adding new vessels to their fleets. Various articles concerning the cruise line industry note that this trend is expected to continue for at least the next few years. If this trend continues, the Company's ability to compete with these larger operators may be substantially impaired.

                               EDUCATIONAL CRUISES

THE SEA-COMM JOINT VENTURE

         On October 30, 1995, the Company entered into an agreement with Seawise establishing Sea-Comm (the "Sea-Comm Agreement"). Pursuant to the Sea-Comm Agreement, the Company purchased 50.005% of Sea-Comm's common stock, and 50% of Sea-Comm's preferred stock. Seawise purchased 49.995% of Sea-Comm's common stock and 50% of Sea-Comm's preferred stock.

         The purpose of Sea-Comm is to space charter the Universe Explorer to an entity who operates the Semester at Sea program, an educational program conducted by the ISE and the University of Pittsburgh. Seawise has a contract with the ISE pursuant to which it has operated the Semester at Sea program aboard its own vessel for the last 20 years. In addition, Sea-Comm operates cruises to Alaska (the "Alaska Program") through WEC and Hemisphere during summer periods when the Universe Explorer is not being used for the Semester at Sea program. Seawise is party to a tripartite agreement with WEC and Hemisphere pursuant to which it has operated the Alaska Program for 20 years (the "Alaska Agreement"). As part of the joint venture, Seawise has assigned its rights under the Alaska Agreement to Sea-Comm.

         Pursuant to the Sea-Comm Agreement, the Company has chartered the Universe Explorer to Sea-Comm. Sea-Comm, in turn, has chartered the Universe Explorer to Seawise so that it may operate the Semester at Sea program exclusively aboard the vessel. In return for such charter, Seawise reimburses Sea-Comm for 76% of its operating costs, 100% of food costs and 76% of the principal and interest due on the portion of the EffJohn Loan (assuming that the EffJohn Loan had continued for the Universe Explorer according to its original terms) attributable to the Universe Explorer. Sea-Comm also earns revenue from the sale of the other 24% of the cabins (which hold approximately 176 persons) on the vessel. Seawise has purchased these cabins from Sea-Comm for $1,500,000 per semester during 1999 and 2000, $1,650,000 per semester during 2001 and 2002 and $1,732,500 per semester during 2003 through 2005.

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

         Sea-Comm is managed by a board of directors, which consists of five people, three of which are appointed by the Company and two of which are appointed by Seawise. Three of the Company's executive officers, Messrs. Frederick A. Mayer, Ronald Kurtz and Alan Pritzker; the Company's Chief Executive Officer, Executive Vice President and Chief Financial Officer, respectively; act as directors of Sea-Comm. Mr. Mayer and Mr. Pritzker also act as Sea-Comm's President and Secretary, respectively. Sea-Comm's Treasurer was appointed by Seawise.

         Pursuant to the Sea-Comm Agreement, the Company granted Seawise warrants to purchase 250,000 shares of the Company's Common Stock. The warrants are presently exercisable at $6.00 per share and expire on January 7, 2001.

         THE SEMESTER AT SEA PROGRAM. The Semester at Sea, which is administered by the ISE and academically sponsored by the University of Pittsburgh, is a program that takes approximately 600 students, from colleges and universities across the United States and abroad, around the world each fall and spring semester. Since 1963, over 27,000 students have studied and traveled to 60 countries around the world through this program. Seawise operated the Semester at Sea program for the first time aboard the Universe Explorer in the spring of 1996. Semester at Sea gives students an opportunity to broaden their horizons through educated travel. Students travel around the world aboard the Universe Explorer and participate in a unique and dynamic learning environment. A limited number of "non-student passengers" also participate in each Semester at Sea voyage.

         Students can choose from approximately 60 lower and upper division courses in a variety of disciplines, including such offerings as anthropology, biology, English, geology, history, fine arts, music, political science, religious studies and theater arts. A number of one-credit courses are also available. Non-student passengers may also attend courses. Courses are accredited by the University of Pittsburgh and are fully transferable to most institutions. Students are required to enroll in a minimum of 12 semester credits during the fall and spring semesters and two courses, or six credits, during the summer semester. Each program includes a mandatory three-credit core course which provides an overview of the culture, environment, geography, history and politics of the regions visited.

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

         THE ALASKA PROGRAM. WEC has been operating Alaska cruises for 22 years. The Company believes that Sea-Comm's operation of WEC's established program offers a unique opportunity to cruise to Alaska due to its unmatched educational seminars and over 40 optional shore excursions. Although the Alaska Program is not part of the Semester at Sea program, the 15,000-volume library remains on board the Universe Explorer in place of a casino. The passengers are free to use the library to enhance the presentations by guest lecturers or simply to relax and enjoy a quiet place to read. Passengers are also offered unique presentations and educational lectures by guest professors and nature experts from around the world. These presentations provide information about the art, culture, geology and history of the ports-of-call and the region in general. The Company believes that Sea-Comm is the only operator of Alaska cruises that offers educational seminars in conjunction with a cruise experience.

SHIPS AND ITINERARIES

         The fall and spring Semester at Sea programs last approximately 100 days. The spring semesters begin in late January or early February and end in early May, and fall voyages depart in mid-September and return in mid-December. Ports change with each voyage. In the summer of 1999, Sea-Comm operated, seven fourteen-day and two nine-day Alaska cruises onboard the Universe Explorer. All Alaska cruises begin and end in Vancouver, British Columbia. Ports-of-call are Ketchikan, Juneau, Wrangell, Glacier Bay, Sitka, Yakutat Bay/Hubbard Glacier, Seward, Skagway, and Victoria.

         The Universe Explorer is a 23,900 gross ton registered vessel, which has nine passenger decks and a capacity for approximately 860 passengers in 363 cabins. During the Semester at Sea program, the shipboard campus consists of classrooms with closed-circuit television capabilities, a student union, a theater, a 15,000-volume core library, study lounges, and a cafeteria, in addition to standard facilities of any oceangoing vessel. Living areas are supervised by a support team, which includes a complete student life staff. The physical set-up on the Universe Explorer has been specifically designed for academic ventures and includes classrooms with blackboards, not substantially different from land-based campuses. A closed-circuit video system further supports classroom instruction. At the students disposal are also a computer lab, exercise room, swimming pool, campus store, snack bar, and a sports deck for volleyball, basketball and aerobics. Laundry facilities and satellite phone calls and faxes are also available on board. Cabins are available in double, triple and quadruple occupancy for students and single and double occupancy for non-students.

         The amenities on the Universe Explorer during the Semester at Sea program; however, are not necessarily the same as those aboard the other cruise ships. There are no formal dinners (except on a few special occasions), no ballroom and no professional entertainers. However, the program staff includes an adult coordinator who organizes a program of activities specifically geared for the student/adult community. Cabin stewards provide daily limited cleaning and linen services and all meals are served cafeteria-style for students, faculty and staff. Attire is generally casual. The Universe Explorer houses four lounges and two bars available for students, with alcoholic beverage service limited to beer and wine, and an additional two lounges for faculty, staff and adult passengers, which serve a full range of alcoholic beverages.

         During the months when the Universe Explorer sails on its Alaska itinerary, it is easily transformed back into a traditional cruise ship. Classrooms are restored to lounges and dining areas, and the crew resumes formal meals, maid service and room service. In addition, the ship features all of the amenities and entertainment offered by the Company's other Cruise Ship, the Enchanted Isle, except for casino gaming. Even during the Alaska Program, the Universe Explorer retains its substantial library offering passengers the opportunity to learn all about the ports they will visit during their voyage.

MARKETING AND PROMOTION

         The ISE promotes the Semester at Sea program through its own network. The ISE recruits campus volunteers on over 200 campuses in the United States and abroad and such volunteers distribute brochures and respond to questions from interested students. In addition, the ISE maintains a list of Semester at Sea alumni and encourages such persons to recruit students for the program. Because of the way Sea-Comm earns revenue from the Semester at Sea program (through a space charter and agreed-upon payments for the balance of the cabins), its revenue does not vary materially based on the number of students or adult passengers aboard the vessel. As a result, marketing to passengers is not of material importance to Sea-Comm.

         With respect to the Alaska Program, WEC markets its cruises through travel agents, and, in general, through the same avenues that the Company markets its Caribbean cruises. WEC's cruise experience can be differentiated from that of its competitors both based on the length of the cruise and on its focus. Although WEC's cruises feature all of the cuisine, entertainment and services that cruise passengers have come to expect, they offer a unique educational undercurrent, which WEC promotes as a unique adventure for the body and soul. The Universe Explorer features an extensive library in place of the casino and allows passengers to study the ports the ship visits in depth if they so desire.

TICKET REVENUES

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

         WEC's Alaska cruises are list-priced per person (based on double occupancy) from $2,095 to $3,695 for its fourteen-day cruises and from $1,345 to $2,395 for its nine-day cruise, excluding commissions to travel agents, which will be paid by Sea-Comm. Prices vary depending on size and location of cabin. The cruise price includes shipboard accommodations, use of all the shipboard amenities and all meals. At present there are no future plans for Caribbean cruises on the Universe Explorer.

ON-BOARD AND OTHER REVENUES

         Sea-Comm earns revenues from the Universe Explorer during the Semester at Sea program from beverage and snack bar sales and miscellaneous services. While the vessel is used in the Alaska Program, Sea-Comm earns on-board revenue from certain on-board activities and services including beverage sales in a variety of bars, restaurants, lounges, and shore excursions. Additional concession revenue is earned from gift shop sales, beauty salon and the sale of photographs to passengers.

COMPETITION

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

                     STRATEGIC ALLIANCES AND JOINT VENTURES

         In October 1995, the Company entered into the Sea-Comm Agreement with Seawise. The purpose of Sea-Comm is to space charter the Universe Explorer to an entity that operates the Semester at Sea program and to operate Alaska cruises during summer periods when the Universe Explorer is not being used for the Semester at Sea program. The Company owns 50.05% of Sea-Comm. See "Business - Educational Cruises."

         In April 1998, the Company entered into a joint venture agreement with Isle of Capri, the owner of five riverboat and dockside casinos. Pursuant to the joint venture agreement, subsidiaries of Isle of Capri and the Company formed a general partnership known as Capri Cruises, to jointly operate the Enchanted Capri from New Orleans, Louisiana, commencing in June 1998. The Company and Isle of Capri each own equal portions of Capri Cruises. As a result, the Company has assigned its interest in the Enchanted Capri charter to Capri Cruises. The Enchanted Capri is operated pursuant to this agreement. The Company operates the vessel while Isle of Capri manages the casino onboard the vessel as an "Isle of Capri" casino, including establishing and maintaining the internal controls for the casino. The Company and Isle of Capri also engage in joint marketing efforts with the Company marketing the base cruise product and Isle of Capri marketing the gaming product.

         In July 1999, a subsidiary of the Company, Crown Cruises Limited ("Crown"), entered into a space charter agreement with Apple pursuant to which Apple charters approximately 72% of the cabins aboard the Crown Dynasty. The space charter is in effect until October 2003. Crown began operating seven-day cruises from Aruba in December 1999. In April, the Crown Dynasty will be repositioned to operate cruises to Bermuda and Canada from the Philadelphia and Baltimore areas. The Company and Apple will jointly market and sell these cruises.

         In September 1999, the Company entered into a joint venture agreement with Promociones Turisticas de Rosarito, S.A. de C.V. ("Proturo") and the Viejas Band of Kumeyaay Indians ("Viejas"). Pursuant to the joint venture, a subsidiary of the Company, Proturo and Viejas formed Coronado, a Delaware limited liability company, to operate daily gaming cruises to Rosarito, Mexico on board the Enchanted Sun. The Company, Proturo and Viejas each own an equal interest in

Coronado. The Company will operate the Enchanted Sun while Viejas will operate the casino onboard the vessel. Proturo will operate the pier located in Rosarito, Mexico where the Enchanted Sun will dock. Coronado is expected to commence operating daily gaming cruises to Rosarito, Mexico beginning in March 2000.

         The Enchanted Sun is owned by Albuferra Investments, Inc. ("Albuferra"), a joint venture between the Company and Viejas. The Company owns 50.2% and Viejas owns 49.8% of Albuferra. The Company and Viejas have entered into a stockholders' agreement to provide for the management and disposition or transfer of the shares of common stock of Albuferra.

                         SHIP MAINTENANCE AND OPERATION

         In addition to routine maintenance and repairs performed on an ongoing basis, a vessel is generally taken out of service once every two years for a period ranging from one to two weeks, during which time more substantial maintenance work, repairs and improvements are performed in drydock. The Universe Explorer was last taken out of service for maintenance in January 1999 and the Enchanted Isle was last taken out of service for maintenance in November 1999. The Enchanted Capri was out of service for approximately three months prior to her delivery to the Company on June 3, 1998 and again for ten days in June 1998 for additional work. This work typically is performed during non-peak periods to minimize disruption of the Company's operations and any adverse effect on revenues. To the extent practicable, the ship's crew, catering and hotel staff remain with the ship during such period and assist in performing maintenance and repair work.

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

                                    EMPLOYEES

         The Company employs approximately 1,304 people, of whom approximately 1,203 serve as officers and crew on the Cruise Ships and approximately 103 are employed shoreside in various sales and marketing, as well as administrative and management positions. The Company believes that its relationship with its employees is good.

                                    INSURANCE

         The Company has procured protection and indemnity coverage and oil pollution coverage, as well as other coverage through its insurers for the Cruise Ships. The Company maintains insurance on the hull and machinery of the Cruise Ships in an amount equal to the greater of 100% of the market value of the ship, as such value is agreed upon with the insurer and the mortgage holder of the vessel, or 120% of the outstanding amount of the loan on the vessel. Coverage for hull and passenger interests (which includes earnings and increased value) is maintained in amounts related to the value of the ship and its anticipated revenues. In addition, the Company maintains war risk insurance on each ship in amounts in excess of the market value of the ship as agreed upon with the insurer. War risk insurance includes protection against liability claims by passengers and crew, as well as other indemnity risks for which coverage would be excluded under the Company's protection and indemnity coverage by reason of war exclusion clauses.

         The Company also maintains coverage on the Cruise Ships in various amounts for the loss of revenue in the event that any such vessel is unable to operate during scheduled cruise periods as a result of an accident, mechanical failure, or certain additional covered perils. In such event, the Company's insurance would pay between $50,000 and $80,000 per day of lost service per vessel, up to a maximum of ninety days, subject to a two- to fifteen-day deductible. The Company has established insurance coverage in connection with liability for death or injury to passengers and crew with respect to the Enchanted Isle, Universe Explorer and Enchanted Capri. Such coverage has no limitation, but is subject to a $25,000 - $35,000 deductible per incident. The Company also provides a guaranty in respect of liability for non-performance of transportation as required by the FMC with respect to the Cruise Ships. The Company has posted a $15,000,000 surety bond with the FMC which covers the Company's entire fleet.

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

         The Cruise Ships are subject to a continous five year hull and machinery inspection schedule. In addition, ships operating out of U.S. ports are subject to control verification by the U.S. Coast Guard for compliance with international treaties, and by the U.S. Public Health Service for sanitary conditions. The Cruise Ships will be inspected at least annually by the Panamanian and Bahamian authorities and quarterly by the U.S. Coast Guard, and on a regular basis by the U.S. Public Health Service. The Company believes that the Cruise Ships are in substantial compliance with all applicable regulations and that they have the licenses necessary to conduct their business.

         The Company has obtained certificates from the FMC relating to its ability to meet obligations to passengers for non-performance of cruises. The FMC has proposed revisions to increase the amount of the bond needed. Depending on the amount of any such increase, such change could have an adverse effect on the Company. In the future, the Americans with Disabilities Act ("ADA") may be applied to the Cruise Ships to make the Cruise Ships more accessible to disabled persons. The Company cannot project how the ADA will be applied to the Cruise Ships or the costs of compliance.

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

         The Company installed the systems and safety arrangements (other than sprinkler systems) required by SOLAS on the Universe Explorer in June 1997, and on the Enchanted Isle in October 1997. The Company carried out additional work to the Universe Explorer in January 1998, in order to have that vessel in full compliance with U.S. Coast Guard interpretations of the SOLAS requirements.

         All of the Company's Cruise Ships either are fitted with sprinkler systems or comply with the SOLAS 1974 requirements. The Crown Dynasty was constructed with a sprinkler system and the Company installed a sprinkler system aboard the Universe Explorer in February 1999. The Enchanted Isle was fitted with a partial sprinkler system during her recent drydock. However, the installation of the remainder of the system will be completed while the vessel is in service over the next several years at an estimated total cost of $3,000,000. The Company has not yet determined whether it will install a sprinkler system aboard the Enchanted Capri as the Company's charter of the Enchanted Capri terminates prior to the date on which a sprinkler system must be installed on this vessel. The Company has also not yet determined the cost to install a sprinkler system on this vessel as it may elect to either replace this vessel with another vessel or renew the charter. If the Company renews such charter it will be responsible for half of such cost.

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

         The Cruise Ships maintain the standards of design, construction and maintenance appropriate to their trades and are operated and maintained under the continuous maintenance survey system of the American Bureau of Shipping, Lloyds Register of Shipping, Det Norske Veritas, and Bureau Veritas, respectively. In order for the Company to insure the Cruise Ships, it must comply with the survey and maintenance requirements of each ship's respective classification society. The cost of such required maintenance for older vessels, such as the Cruise Ships, could be high.

                              TRADEMARK PROTECTION

         The Company owns domestic and foreign trademark registrations (the "Trademarks") relating to the name "Commodore" and the distinctive Commodore logo. The Company believes such trademarks are widely recognized throughout North America, although it has not independently verified this belief. The Company is not aware of any actions against the Trademarks and has not received any notice or claims of infringement in respect of the Trademarks.

ITEM 2.  PROPERTIES

         New Commodore subleases from EffJohn, on a pass-through basis, approximately 14,194 square feet of office space in Hollywood, Florida. The sublease terminates in June 2000. The Company uses such space for its administrative and management operations. The Company has subleased, to an unaffiliated third party, approximately 4,100 square feet of office space, at a price of $12.00 per square foot until June 2000. The annual lease payment of approximately $14.44 per square foot does not include taxes, utilities, or certain other operating costs. The base rent will increase by 4% each year during the term of the lease. Taxes, utilities and operating costs amount to approximately an additional $9.26 per square foot. To provide for additional office space due to the addition of Capri Cruises and Crown Cruise

Line, the Company also leases approximately 6,421 square feet of additional office space in Hollywood, at a price of $14.00 per square foot, until June 2000.

         The Company has extended it lease of 16,515 square feet of its office space in Hollywood, which includes 10,094 square feet of the space it currently subleases from EffJohn and the 6,421 square feet of space it leases for Capri Cruises and Crown Cruise Line. The extension terminates in June 2001. The annual lease payments are approximately $16.13 per square foot, which amount does not include taxes, utilities or certain other operating costs.

         The Company also pays a portion of the rent for office space in Miami, Florida used by its Chairman. The aggregate amount of such rent for fiscal 1999 was approximately $34,000.

         The Company utilizes a pier at the Port of New Orleans, pursuant to a written agreement, from which two of its Cruise Ships depart, and port facilities at various Caribbean locations, pursuant to oral agreements with the respective authorities, as is the custom in the Caribbean. The agreement with the Port of New Orleans, as amended, which was assigned to the Company by Old Commodore, permits the Company to operate a vessel from New Orleans until April 9, 2002. The Company has priority use of the terminal on weekends. No assurance can be given that the Company will be able to continue to use the port of New Orleans or its Caribbean ports, or that the Company will be able to locate acceptable substitute ports.

         The Company has entered into a berthing agreement with the Government of Bermuda (the "Bermuda Berthing Agreement") pursuant to which the Company has access to a berth at the Royal Dockyard and all facilities normally made available to cruise ships that use berths at such dockyard. The Company has access to such berth for a period of 22 weeks beginning on each of May 12, 2000 and the first week of May in 2001 and 2002. The Bermuda Berthing Agreement provides that the Company shall have exclusive permission to call in Bermuda with respect to cruise ships that sail from the Philadelphia and Baltimore areas. In exchange for such berthing space, the Company is required to guaranty that an average number of passengers will stay in Bermuda hotels during each week of the cruise season. The company is obligated to pay for any room guaranteed but not used by its passengers.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to claims and suits in the ordinary course of its business, including those arising from personal injury to its passengers. The Company believes that it has obtained insurance in the proper types and amounts to cover such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

OPTIONAL ITEM.    EXECUTIVE OFFICERS OF THE REGISTRANT

         The following summaries set forth certain information regarding the executive officers of the Company as of December 22, 1999. All executive officers serve in their respective positions until their successors are appointed.

         JEFFREY I. BINDER, 53; Chairman of the Board since 1995; Chairman of the Board of Tel-Med, a company which developed medical products and medical related services, from 1991 to 1997; Chairman of the Board and a director of H.P. America, Inc., a privately traded holding company that owns medical practice companies since 1995; Chairman of the Board and a director of JeMJ Financial Services, Inc., a private holding company since 1989.

         FREDERICK A. MAYER, 65; Vice Chairman of the Board and Chief Executive Officer since 1995; Co-founder and Vice Chairman of Regency Cruises Inc. ("Regency"), between 1984 and April 1995; President of Exprinter International USA, a travel organization, between 1969 and 1995; President of Marmara Marine, Inc. which owned the S/S United States, between 1992 and 1996. In November 1995, Regency filed for Chapter 11 bankruptcy protection.

         ALAN PRITZKER, 45; Chief Financial Officer since 1995; senior vice president of Regency from 1989 to May 1995; controller of Regency from 1985 to 1989. In November 1995, Regency filed Chapter 11 bankruptcy protection. Prior to joining Regency, Mr. Pritzker was employed by Holland America Line and Vacation Travel Concepts, a travel wholesaler, in various positions.

         RONALD A. KURTZ, 57; Executive Vice President of the Company and President of Crown Cruises Limited since May 1999; President of Management Resource Group, Inc., a management consulting firm to clients such as Merrill Lynch, Home Shopping Network, Cable & Wireless, Philip Morris and various cruise lines, hotels and others in the travel Industry, between 1989 and 1999; Senior Vice President of Windstar Cruises between 1986 and 1987; founding President of Sea Goddess Cruises between 1982 and 1986. Prior to such time, Mr. Kurtz was the senior vice president of Marketing and Sales at Norwegian Cruise Line.

         JAMES R. SULLIVAN, 62; President of New Commodore Cruise Lines Limited since 1995; President of the Company between 1995 and 1999; business and marketing consultant for the Sullivan Group, a marketing consulting company, from 1993 to 1995; senior vice president, director of Cunard Line Ltd.'s ("Cunard") Eastern Hemisphere from 1989 to 1993; senior vice president sales and marketing for Cunard from 1981 to1989; vice president of sales for Cunard from 1977 to 1981; vice president of marketing and sales for Cunard's hotel division from 1973 to 1977.

         RODOLFO SPINELLI, 41; Senior Vice President - Operations since 1999; co-owner and Managing Director of SeaHawk Ltd., a marine project management company between 1994 and 1999; Project Manager and Captain for EffJohn for Crown Cruise Line between 1990 and 1994. From 1985 to 1990, Captain Spinelli held various Master and Staff Captain positions with Commodore Cruise Lines and from 1979 to 1985 held various Deck department positions with Commodore Cruise Lines, Scan Lines and Alianza Naviera.

         RICHARD A. DIPPLE, 45; Senior Vice President - Hotel Operations since 1998; co-owner of SeaHawk Ltd. and Managing Director of SeaHawk Asia Ltd., both marine project management companies, from 1994 to 1999; Hotel Manager for EffJohn aboard the Crown Dynasty during 1994; Project Site Manager for EffJohn for the Crown Dynasty and Crown Jewel between 1990 and 1993. Mr. Dipple held various Hotel positions with Commodore Cruise Lines, Shaw Savill and Albion and Fred Olsen Lines between 1971 and 1990.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is traded on the Nasdaq National Market under the symbol CCLN.

PRICE RANGE OF SECURITIES

         The following table reflects the high and low closing bid prices for the Company's Common Stock as reported by the Nasdaq National Market during each quarter between October 1, 1997, and September 30, 1999. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                   Fiscal Year           Quarter                       High                  Low

                       1998              First                        3 7/8                 2 1/8
                                         Second                      5 11/16                2 5/8
                                         Third                       6 11/16                4 3/8
                                         Fourth                       6 3/8                   4

                       1999              First                        7 1/32                5 7/32
                                         Second                      6 21/32                  5
                                         Third                       7 11/16                5 5/8
                                         Fourth                       7 1/8                4 13/16

         As of December 22, 1999 there were 52 record holders of the Company's Common Stock and approximately 1,670 beneficial owners of the Company's Common Stock. The closing bid price for the Common Stock on that day was $4.88.

DIVIDENDS

         The Company has not declared any dividends on its Common Stock since its inception, and has no present intention of paying any dividends on its Common Stock in the foreseeable future. Pursuant to the terms of the EffJohn Loan, the Company is prohibited from paying more than 50% of its net profits as dividends on its Common Stock.

         In January 1999, the Board of Directors designated 800,000 shares of the Company's Preferred Stock as Series B Convertible Preferred Stock (the "Series B Stock"). The holders of the Series B Stock are entitled to receive cash dividends at the rate of 10%, payable quarterly within thirty (30) days after the end of each calendar quarter. The cash dividends are cumulative so that, if for any quarter cash dividends at the specified rate have not been declared and paid or set apart for payment on the Series B Stock outstanding, the deficiency shall be declared and paid or set apart for payment prior to the making of any dividend or other distribution on the Company's Common Stock. Cash dividends on the Series B Stock accrue from the date of issue of such Series B Stock. The Directors of the Company may only declare and pay dividends upon the Common Stock after the payment of all current and accumulated dividends on the Series B Stock have been paid.

CERTAIN FOREIGN ISSUER CONSIDERATIONS

         The Company has been designated as a non-resident for Bermuda exchange control purposes. As a result, there are no restrictions on the Company's ability to transfer funds into and out of Bermuda or to pay dividends to non-resident holders of the Company's Common Stock, other than in respect of local Bermuda currency. In addition, holders of the Company's Common Stock are not subject to any taxes under Bermuda law. There does not exist any reciprocal tax treaties between Bermuda and the United States regarding withholding.

ITEM 6. SELECTED FINANCIAL DATA

         The following is a summary of the Company's financial information extracted from the indicated year-end audited Consolidated Financial Statements of the Company, and is qualified in its entirety by the detailed financial information appearing in the Consolidated Financial Statements and the Notes thereto included in Item 14 herein.


                                   THE COMPANY      PRO FORMA
                                   PERIOD ENDED     YEAR ENDED                    THE COMPANY
                                   SEPTEMBER 30,  SEPTEMBER 30,             YEARS ENDED SEPTEMBER 30,
                                   -------------  ------------  -------------------------------------------------------------
                                         1995(2)        1995(1)          1996            1997            1998         1999
                                         -------        -------          ----            ----            ----         ----
                                                      (UNAUDITED)

                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA:
Total revenues                        $   7,256       $  35,075       $  47,817      $  57,977      $  63,128       $  61,488

Operating expenses                        4,941          33,337          35,490         44,912         43,306          40,793

Selling & administrative
expenses                                  1,664           9,899           7,238          8,741         11,481          12,669
Depreciation and amortization               198           1,693           1,614          2,108          2,216           2,265

Interest expense, net                       133           1,933           1,266          1,359          1,250           1,135

Other income                                 --              --             341              6             80              --

Loss on vessel fire                          --           1,367             397             --             --              --

Minority interest share of (earnings)
 loss of consolidated joint venture          --              --            (143)         1,420              7             354
Equity in net loss of unconsolidated
 joint venture                               --              --              --             --           (769)           (107)
Net earnings (loss) before tax              320         (13,154)          2,009          2,283          4,193           4,873

Provision for taxes                           8              --              --             --             --              --

Net earnings (loss) before
  preferred stock dividend                  312         (13,154)          2,009          2,283          4,193           4,873
Preferred stock dividend                     60             280             280            280            170             267

Net earnings (loss) available for
  Common Stockholders                 $     252       $ (13,434)      $   1,729      $   2,003      $   4,023       $   4,606
Net earnings (loss) per share -
  Basic                               $    0.06       $   (2.59)      $    0.31      $    0.36      $    0.64       $    0.62
Average shares outstanding -
  Basic (000's)                           4,378           5,185           5,582          5,582          6,296           7,487
Net earnings per share -
   Diluted(3)                         $    0.06       $      --       $    0.29      $    0.33      $    0.54       $    0.52
Average shares outstanding -
  Diluted (000's)                         4,378           5,185           6,849          6,876          7,937           9,292

OPERATING DATA (UNAUDITED):

Sailings                                     11              64              56             63             63              62

Traffic days(4)                              77             444             569            690            675             666

Passenger days(5)                        53,221         271,171         384,638        479,386        492,254         487,483

Load factor(6)                            94.81%          83.78%          92.66%         95.30%        100.04%         100.71%

BALANCE SHEET DATA:

Property and equipment, net
  of depreciation                     $  33,085                       $  36,147      $  37,193      $  38,296       $  49,722
Total assets                          $  44,097                       $  53,285      $  53,118      $  59,137       $  88,687
Total borrowings                      $  24,500                       $  24,239      $  21,230      $  16,838       $  30,648
Total stockholders' equity            $  12,519                       $  16,196      $  18,341      $  24,589       $  34,175


----------------------------------
(1) Assumes that the Company acquired the Commodore Assets on October 1, 1994.

(2) Such period begins April 13, 1995 (date of inception) and ends on September 30, 1995; however, the Company commenced cruise operations July 15, 1995, immediately following the closing of its purchase of the Commodore Assets.

(3) Net earnings per share - diluted is based upon the weighted average number of shares and equivalents outstanding during each period after giving effect to dilutive common stock equivalents, and adding to net earnings the dividends on the preferred stock and interest expense on the convertible debentures.

(4) Represents the number of sailings, multiplied by the number of days per cruise, excluding Enchanted Capri the results of operation for which are not consolidated with the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(5) Represents the number of passengers, multiplied by the number of days of their respective cruises, excluding Enchanted Capri the results of operation for which are not consolidated with the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(6) In accordance with cruise industry practice, total capacity is calculated based on double occupancy per cabin even though some cabins accommodate three or four passengers. A percentage in excess of 100% indicates that more than two passengers occupied some cabins. Because the Universe Explorer is space chartered to Seawise during the majority of the year for the Semester at Sea program, the load factor during these sailings is not as material to the Company as it is during normal cruise operations. The Company has computed the load factor for the Semester at Sea voyages by including all passengers, including university staff and faculty, as well as student and adult participants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

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

GENERAL

         With respect to the Company's cruise operations, the Company earns revenues primarily from: (i) the sale of passenger tickets, which include accommodations, meals, substantially all shipboard activities, and airfare and hotel packages, if applicable; and (ii) the sale of goods and services on board the Cruise Ships including, but not limited to, casino gaming (excluding the Universe Explorer), liquor sales and concession income.

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

         With respect to Sea-Comm's operations, the Company earns revenue primarily from reimbursements from Sea-Comm for all operating costs, food costs and all of the principal and interest due on the portion of the EffJohn Loan attributable to the Universe Explorer (assuming such EffJohn Loan was still in existence) during the approximately 320 days each year the vessel is used in the Semester at Sea and Alaska programs. As the majority owner of Sea-Comm, the Company includes all of Sea-Comm's revenues and expenses in its consolidated financial statements and makes an appropriate entry to account for the minority interest of its partner. Because the Semester at Sea program is operated by Seawise pursuant to a charter, the income and losses of the Semester at Sea program are substantially realized by Seawise, not Sea-Comm. With respect to the Alaska Program, however, all income and losses are borne by Sea-Comm.

         As the majority owner of Albuferra, the Company includes all of Albuferra's revenues and expenses in its consolidated financial statements and makes an appropriate entry to account for the minority interest of its partner.

         With respect to Capri Cruises, the Company earns income from the profit or loss of the Capri Cruises venture as a whole. Because the Company owns exactly half of Capri Cruises, it accounts for its interest in Capri Cruises using the equity method and does not consolidate the revenues and expenses of the venture in its consolidated financial statements. Instead, such financial statements are prepared independently and the Company includes an appropriate line item for its 50% equity in the net income or loss from this unconsolidated joint venture in its financial statements.

The following table presents statements of operations data as a percentage of total revenues:


                                                                            THE COMPANY
                                                                     YEARS ENDED SEPTEMBER 30,
                                                           1999               1998                1997
                                                       --------------    ---------------     ----------------
Revenues.......................................               100.0%             100.0%               100.0%

Expenses:
  Operating....................................                66.3%              68.6%                77.5%
  Selling and administrative...................                20.6%              18.2%                15.1%
  Depreciation and amortization................                 3.7%               3.5%                 3.6%
                                                       --------------    ---------------     ----------------

    Total......................................                90.6%              90.3%                96.2%

Operating income...............................                 9.4%               9.7%                 3.8%

Other income (expense).........................                (1.5)%             (3.1)%                0.1%

Net earnings before
  Provision for preferred stock dividend.......                 7.9%               6.6%                 3.9%
                                                       ==============    ===============     ================

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

RESULTS OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 1999, COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

         Revenues decreased by $1,640,000, or 2.6%, for fiscal 1999 compared to fiscal 1998, primarily due to the Universe Explorer being out of service for 60 days during the year ended September 30, 1999 for the installation of a sprinkler system as well as a lucrative eight-day charter of the Enchanted Isle during the fiscal year ended September 30, 1998.

         The Company's operating expenses decreased by $2,513,000, or 5.8%, in fiscal 1999 compared to fiscal 1998. As a percentage of revenue, operating expenses represented 66.3% of revenues in fiscal 1999, as compared to 68.6% of revenue in fiscal 1998. The primary reason for the decrease in operating expenses as a percentage of revenue was the savings related to the Universe Explorer being out of service for 60 days during the year ended September 30, 1999 for the installation of a sprinkler system. Due to rising fuel costs at the end of fiscal 1999, the Company expects an increase in fuel cost in fiscal 2000.

         Marketing, selling and administrative expenses increased by $1,188,000, or 10.3%, in fiscal 1999 compared to fiscal 1998. The higher expenses were primarily due to expenses incurred in adding personnel and systems to accommodate the Company's expansion from three ships in fiscal 1999 to five ships in fiscal 2000.

         Depreciation and amortization increased by $49,000, or 2.2%, in fiscal 1999 compared to fiscal 1998, due to the additional capital expenditures incurred by the Company in conjunction with installing the sprinkler system on the Universe Explorer, which increase was largely offset by the extension of the original depreciable life on that vessel, from 18 years to 25 years. The effect of this change in accounting estimate on the fiscal 1999 statement of earnings was $207,000, which results in a decrease of $.03 per share-basic and $.02 per share-diluted. Interest expense, net, decreased by $115,000 from fiscal 1998 to fiscal 1999 primarily due to increased interest income associated with the Company's higher cash balances in 1999 versus 1998.

         The minority interests in the Company's consolidated joint ventures (Sea-Comm and Albuferra) are reflected in the $354,000, $7,000 and $1,420,000 line item for "Minority interest in loss of consolidated joint ventures" for fiscal 1999, 1998 and 1997, respectively. Sea-Comm posted a profit of $1,533,000 in fiscal 1999 as compared to a loss of $14,000 during fiscal 1998. The return to profitability was primarily due to the discontinuation of the WEC Caribbean program, which was unprofitable in fiscal 1998, and the continued high load factors (97.8% in fiscal 1999) for the Alaska Program. In September 1999, approximately $2,250,000 of expenses attributable to Albuferra were allocated on a one-time basis, to the joint venture, resulting in an increase in minority interest in loss of consolidated joint ventures of approximately $1,121,000. The minority interests each account for approximately 50% of their respective profits or losses.

         The Company accounts for the Capri Cruises joint venture under the equity method. The Company's 50% investment in Capri Cruises resulted in a net loss of $107,000 for fiscal 1999 as compared to a loss of $769,000 for the period ended September 30, 1998. These fiscal 1998 losses were due to costs related to the start up operation, including losses related to the late delivery of the vessel and other expenses for which Capri Cruises was not contractually responsible. Capri Cruises became profitable during the third quarter of fiscal 1999 and remained profitable during the fourth quarter. The Company expects such profitability to continue as Capri Cruises successfully defined its market in fiscal 1999.

         The Company's preferred stock dividend increased to $267,000 in fiscal 1999 from $170,000 in fiscal 1998. The dividend in fiscal 1999 relates to the Company's Series B Stock, which was issued in February 1999. The dividend in fiscal 1998 relates to the Company's Series A Preference Shares which were all converted into Common Stock during fiscal 1998.

YEAR ENDED SEPTEMBER 30, 1998, COMPARED TO YEAR ENDED SEPTEMBER 30, 1997

         Revenues increased by $5,151,000, or 8.9%, for fiscal 1998 compared to fiscal 1997, primarily due to higher passenger yields and an eight-day charter, on the Company's New Orleans itinerary. Revenues also increased during fiscal 1998 due to the increase in load factors for the Alaska program which increased from approximately 75% in fiscal 1997 to approximately 96% in fiscal 1998. The increased loads yielded higher revenues.

         The Company's operating expenses decreased by $1,606,000, or 3.6%, in fiscal 1998 compared to fiscal 1997. As a percentage of revenue, operating expenses represented 68.6% of revenues in fiscal 1998, as compared to 77.5% of revenue in fiscal 1997. The primary reason for the decrease in operating expenses as a percentage of revenue is a result of the 8.9% increase in revenues, as a majority of the Company's operating expenses are fixed costs.

         Marketing, selling and administrative expenses increased by $2,740,000, or 31.3%, in fiscal 1998 compared to fiscal 1997. The higher expenses were primarily due to increased salary and related expenses. Additionally, the Company operated more WEC Alaska and Caribbean cruises during fiscal 1998 than in fiscal 1997, which required additional advertising and promotional expenses.

         Depreciation and amortization increased by $108,000, or 5.1%, in fiscal 1998 compared to fiscal 1997, due to the additional capital expenditures incurred by the Company in conjunction with meeting its SOLAS requirements on its two owned vessels. Interest expense, net, decreased by $109,000, or 8.0%, from fiscal 1997 to fiscal 1998 due to lower outstanding principal amounts on the Company's loans.

         Seawise's interest in the Company's Sea-Comm joint venture is reflected in the $7,000 and $1,420,000 line item for "Minority interest share of loss of consolidated joint venture" for fiscal 1998 and 1997, respectively. Sea-Comm lost $14,000 during fiscal 1998 as compared to $2,840,000 during fiscal 1997. The decline in such loss was primarily due to the increase in load factors for the Alaska Program, which increased from approximately 75% in fiscal 1997 to approximately 96% in fiscal 1998. The increased loads yielded higher revenues and a better net result. Seawise, through its minority interest, absorbs approximately 50% of the Company's loss on the Sea-Comm joint venture.

         The Company accounts for the Capri Cruises joint venture under the equity method. The Company's 50% investment in Capri Cruises resulted in a net loss of $769,000 for the period ended September 30, 1998. These losses were due to costs related to the start up operation, including losses related to the late delivery of the vessel and other expenses for which Capri Cruises was not contractually responsible. The Company expects Capri Cruises to become profitable in the future, however, Capri Cruises is expected to continue to incur losses, on a declining basis, in the near future as it defines its market. Such losses, if significant, could have a material impact on the Company's operations.

         The provision for preferred stock dividend decreased from $280,000 in fiscal 1997 to $170,000 in fiscal 1998 as a result of the conversion of all of the Company's Series A Preference Shares into Common Stock during fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $5,749,000 at September 30, 1999 as compared to a working capital deficiency of $10,426,000 at September 30, 1998. The improvement in the Company's working capital position was primarily due to the private sale of $4,000,000 of Series B Stock, the refinancing of the loan on the Universe Explorer, as well as a change in the Company's FMC arrangement. During fiscal 1999, the Company arranged for a surety bond to guarantee the Enchanted Isle's FMC requirements thereby freeing the $4,629,000 long-term deposit that had been securing the Company's FMC certificate.

         Cash flows from operations provided $10,857,000, $7,752,000 and $7,202,000 for fiscal years 1999, 1998 and 1997, respectively. Cash flows for fiscal 1999 consisted primarily of decreases in restricted cash due to the Company's revised FMC arrangement and increases in accounts payable due to payments owed for the construction in progress on the Enchanted Sun, which were partially offset by increases in trade and other receivables related to a cancelled cruise charter and a reimbursement on the Company's liability insurance premiums which was paid subsequent to year-end.

         The Company's cash flow used in investing activities in fiscal 1999 exceeded the fiscal 1998 outlay by $3,122,000. The primary reason was the increase in capital expenditures related to the purchase of the Enchanted Sun, the installation of the sprinkler system on the Universe Explorer, and the improvements to the Company's existing fleet. This increase was partially offset by the investment made by Viejas in Albuferra in September 1999 and the release of the deposit securing the Company's FMC certificate.

         The Company's cash flow provided by financing activities during fiscal 1999 was $15,848,000 compared to cash flow used in financing activities of $1,859,000 and $3,210,000 for fiscal years 1998 and 1997, respectively. This change was primarily due to approximately $1,100,000 in net proceeds from the Key Loan used for the partial repayment of the EffJohn Loan and for the Universe Explorer sprinkler system, $2,100,000 in proceeds from the NationsBank Loan for the installation of the sprinkler system aboard the Universe Explorer, and approximately $13,394,000 in proceeds from the Nordbanken Loan for the purchase and renovation of the Enchanted Sun.

         At September 30, 1999, the Company owed a total of $30,477,000 pursuant to the EffJohn Loan, Key Loan, NationsBank Loan and Nordbanken Loan, which loans bear interest at 6.97%, 9.14%, 7.30% and 7.79%, respectively. The EffJohn Loan, Key Loan and Nordbanken Loan are secured by mortgages on the Company's vessels, and the NationsBank Loan is secured by a letter of credit provided by Seawise. The Key Loan and the EffJohn Loan also require the Company to meet certain financial covenants.

         In February 1999, the Company closed on a $4,000,000 private offering of its Series B Stock. The Series B Stock accrues dividends at the rate of 10% per annum and are convertible into the Company's Common Stock at the rate of $5.50 per share beginning 18 months from the date of issuance. The net proceeds to the Company were $3,670,000 after deducting brokers' commissions and expenses of the offering.

         The Company expects to fund the cash needs for its Capri Cruises operation from cash from its established operations. Capri Cruises earned a profit in the third and fourth quarters of fiscal 1999.

         The Company's plans to expend approximately $12,000,000 for capital improvements to the Enchanted Sun and the Crown Dynasty during the first half of fiscal 2000. The Company will finance approximately $857,000 of that amount with the remaining proceeds of the Nordbanken Loan, $4,500,000 of that amount through the issuance of 1,000,000 shares of Common Stock to the general contractor and its subcontractors for the renovations, and the balance from the Company's operating funds.

         During fiscal 2000, the Company anticipates that it may require additional capital for acquisitions of additional vessels or new business opportunities. The Company has reached an agreement to purchase the Crown Dynasty for $86,200,000, subject to its approval of final documentation. The Company currently anticipates that the purchase price will be funded through a combination of seller-provided and third-party loans and approximately $6,000,000 to $10,000,000 from the proceeds of an equity financing by the Company. The Company has not reached an agreement with respect to any other proposed ventures. In the event the Company proceeds with any additional business opportunities, it anticipates that the capital requirements will be funded from cash from operations or from financings arranged in connection therewith.

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

         In 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on accounting for start-up costs and organization costs, which must be expensed as incurred. This Statement is effective for financial statements for fiscal years beginning after December 15, 1998. As a result of this Statement, the Company will incur a charge of approximately $229,000 as of October 1, 1999, which on a pro forma basis would have decreased the fiscal 1999 earnings per share-basic by $.04 and the earnings per share-diluted by $.02.

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

         Due to the expansion of the Company's business, the Company purchased a new AS400 for its reservations system in fiscal 1999, along with the operating systems, that were the latest versions available. The Company also installed new workstations for most of its non-reservations staff. Additionally, the Company installed a new general ledger and accounts payable system in May 1999. The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. The Company has evaluated its on-board point of sale computer equipment and reservations computer software and made the changes and upgrades necessary, based on the opinion of the consultants and vendors it has hired for such purpose, to assure that such equipment will function properly in the Year 2000. The Company believes that it has identified all Year 2000 problems with respect to its own computer equipment and software. All of the Company's systems functioned properly on September 9, 1999, a date that was commonly used by computer programmers as a default date for an expiration or termination date in many older programs and systems.

         The Company also contacted its significant vendors, customers and service providers, including its technical manager, to determine the extent to which such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant.

         The Company has incurred an immaterial amount in costs associated with the identification and remediation of its Year 2000 issues as it has reprogrammed its reservations system using in-house personnel. The cost of the AS400 system, internal network of workstations and the accounts payable/general ledger system was approximately, $162,000, $55,000 and $50,000, respectively.

         The Company believes that both it and its significant vendors and service providers are Year 2000 compliant. However, the difference in the interpretations of "compliant with Year 2000" may lead to different levels of compliance by the Company, its vendors and service providers. As a result, the Company has developed a contingency plan for its business and each of its vessels that identifies and sets forth how it will handle its most reasonably likely worst case scenario in the event of any system failures. This plan assesses the impact of system failures on the Company's operations and provides for back-up and alternative procedures to be followed if a failure should occur.

         The Company has identified the following areas as those that could be affected by such failures: (i) passenger air transportation to the Cruise Ships' points of embarkation (especially Aruba, to which virtually all of the Company's passengers rely on air transportation); (ii) shipboard systems; (iii) shipboard revenue points; (iv) third party supplied items; and (v) reservations. The plan provides for the Company to (i) establish a central operations center at the Company's principal offices during the Year 2000 rollover; (ii) assign key internal personnel to be on-call during the Year 2000 rollover; (iii) provide for key external suppliers, such as the Company's technical manager, to be on-call during the Year 2000 rollover, (iv) operate the Company's shipboard systems, shipboard revenue points and reservations systems manually, if necessary; (v) use various airlines and flights to carry passengers to the Company's cities of embarkation to ensure that the maximum number of passengers are able to reach such cities in the event of cancellation of some flights; and
(vi) stockpile food, fuel and other consumable essentials, to the extent the Company is able to do so, prior to the Year 2000 rollover. As part of the Company's plan, the Company has completed United States Coast Guard mandated drills on board its vessels with its shipboard personnel and Company training sessions with its shoreside reservations personnel to simulate the conditions that may occur during the rollover.

         If the Company ultimately relies upon a portion of its contingency plan because either the Company or its vendors and service providers have failed to identify and remediate all of their respective Year 2000 issues, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's operations or its relationships with its customers, vendors and service providers, or that a partial lack of compliance will not lead to claims against the Company, the magnitude of which are not currently estimable. No assurance can be given that such claims will not have a material adverse effect on the Company's results of operations.

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

         The Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate declines. An immediate decline of 10% in interest rates would reduce the Company's annual interest income by $105,000.

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

         The EffJohn Loan bears interest at LIBOR plus 2%, and thus is affected by changes in interest rates. In the event that interest rates increased by 10%, the Company's interest obligation would increase by $34,000, $20,000, and $6,000, respectively, in each of its fiscal years 2000, 2001 and 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the directors of the Company set forth under the caption "Election of Directors" in the definitive Proxy Statement of the Company for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") is incorporated herein by reference.

         Information concerning the executive officers of the Company is included in Part I herein under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

         The information set forth in the 2000 Proxy Statement under the caption "Compensation of Officers" and "Board of Directors--Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Principal Stockholders and Security Ownership of Management" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Transactions with Management and Others" in the 2000 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1. Financial Statements

                  See "Index to Financial Statements" on Page F-1.

         2. Financial Statement Schedules

                  All schedules have been omitted because they are not applicable or the required information is shown in the financial statements herein.

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of fiscal 1999.

(c) Exhibits

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------

3a          Memorandum of Association of the Company, as amended (1)
3b          Bye-Laws (1)
4a          Form of Common Stock Certificate (2)
4b          Form of Warrant Certificate (3)
4c          Form of Warrant Agent Agreement (3)
4d          Form of Underwriter's Warrant Agreement (3)
4e          Stockholder Rights Plan (4)
4f          Assignment and Assumption of Underwriter's Warrant Agreement (8)
10a         Employment Agreement dated May 3, 1995 between the Company and
            Jeffrey I. Binder (1)

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------

10b         Employment Agreement dated May 3, 1995 between New Commodore and
            Frederick A. Mayer, as amended (1)
10c         USD $24,500,000 Loan Facility Agreement, dated July 14, 1995 among the EffJohn Lender, Almira, Azure, New Commodore and the Company (1)
10d         1995 Stock Option Plan (1)
10e         Joint Venture Agreement dated October 30, 1995 between the Company,
            Seawise and Sea-Comm (1)
10f         Management Services Agreement dated July 5, 1995 between New
            Commodore and IMC (3)
10g         Sublease for Office Space at 4000 Hollywood Boulevard dated June 30,
            1995 between EffJohn and New Commodore (3)
10h         Sublease of computer equipment and software between Old Commodore and New Commodore (IBM Sublease) (3)
10i         Assignment of Financing and Berthing Agreement dated June 29, 1995 between New Commodore and Old Commodore as consented to by the Board of Commissioners of the Port of New Orleans (2)
10j         Warrant Certificate for 250,000 shares of Common Stock of the
            Company dated October 30, 1995 in favor of Seawise (3)
10k         First Priority Panamanian Mortgage on the Enchanted Isle dated July
            14, 1995 between Almira and the EffJohn Lender (3)
10l         First Priority Charge over the shares of Almira dated July 14, 1995 between the EffJohn Lender and New Commodore (3)
10m         First Priority Tripartite Deed in respect of the Enchanted Isle dated July 14, 1995 between Almira, New Commodore and the EffJohn
            Lender (3)
10n         Second Amendment to Employment Agreement by and between New
            Commodore and Frederick Mayer dated May 3, 1997 (5)
10o         First Amendment to Employment Agreement by and between the Company and Jeffrey I. Binder dated July 15, 1997 (6)
10p         First Amendment to USD $24,500,000 Loan Facility Agreement dated
            December 4, 1998 among the EffJohn Lender, Azure, Almira, New
            Commodore and the Company (8)
10q         Modification Agreement dated December 4, 1998 among Sea-Comm,
            Seawise, WEC, HCT, Azure, New Commodore and the Company (8)
10r         Extension of the Financing and Berthing Agreement between New
            Commodore and the Port of New Orleans dated August 24, 1998 (8)
10s         Restated Warrant Certificate for 520,455 Shares of Common Stock of
            the Company dated October 15, 1998 in favor of Jeffrey I. and
            Rosalie Binder (8)
10t         Restated Warrant Certificate for 545,455 Shares of Common Stock of
            the Company dated April 15, 1998 in favor of JeMJ Financial
            Services, Inc. (8)
10u         First Preferred Marine Mortgage dated December 4, 1998 executed by
            Azure in favor of Key (8)
10v         Assignment of Mortgage in respect of the Enchanted Isle (8)
10w         Joint Venture Agreement of Capri Cruises dated April 17, 1998 between the Commodore Cruises Limited and Isle of Capri (7)
10x         Loan and Security Agreement dated December 4, 1998 between Azure and
            Key (8)
10y         Promissory Note dated December 4, 1998 executed by Azure in favor of
            Key (8)
10z         ISDA Master Agreement dated December 4, 1998 between Azure and Key, and the Schedule and Confirmation thereto (8)
10aa        Corporate Guaranty Agreement dated December 4, 1998 between the
            Company and Key (8)
10bb        Charter Agreement dated March 1, 1999 between Crown Dynasty, Inc.
            and Crown Cruises Limited *(9)
10cc        Form of Stock Purchase Agreement (9)
10dd        Loan Agreement dated February 12, 1999 between the Company and
            NationsBank, N.A. (9)
10ee        Promissory Note dated February 12, 1999 in the principal amount of
            $2,100,000 executed by the Company in favor of NationsBank, N.A. (9)

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------

10ff        ISDA Master Agreement dated February 12, 1999 between the Company and NationsBank, N.A., and the Schedule and Confirmation thereto (9)
10gg        Employment Agreement dated March 1999 by and between New Commodore and Ronald Kurtz (10)
10hh        Employment Agreement dated May 1, 1999 by and between New Commodore and Alan Pritzker (10)
10ii        Employment Agreement dated May 17, 1999 by and between New Commodore and James Sullivan (10)
10jj        Rosarito Pier Docking Contract dated April 6, 1999, between
            Inversiones Rosarito, S.A. de C.V., Coronado Seas, LLC, Playas de
            Rosarito Marina Resort, S.A. de C.V. and Banco Internacional, S.A.*
            (10)
10kk        Bareboat Charter Agreement dated May 13, 1999, between Capri Cruises and Norsong Shipping, Ltd.* (10)
10ll        Loan and Guarantee Facility Agreement dated April 23, 1999, by and between Albuferra Investments, Inc. and Nordbanken AB (publ) (10)
10mm        Guarantee and Indemnity Agreement dated April 23, 1999, executed by the Company in favor of Nordbanken AB (publ) (10)
10nn        Amended and Restated Operating Agreement for Coronado Seas, LLC
            dated September 17, 1999 by and among Commodore Day Cruises Limited,
            Promociones Turisticas de Rosarito, S.A. de C.V. and Viejas Band of
            Kumeyaay Indians**
10oo        First Amendment to Pier Docking Agreement dated September 17, 1999, by and among Inversiones Rosarito, S.A. de C.V., Playas de Rosarito
            Marina Resort, S.A. de C.V., Coronado Seas, LLC and Banco
            Interncional, S.A.
10pp        Space Charter dated July 12, 1999, by and between Crown and Atkinson and Mullen, Inc. d/b/a Apple Vacations**
10qq        Bermuda Berthing Agreement dated July 14, 1999, between the
            Government of Bermuda and Crown
10rr        1999 Stock Plan
10ss        Loan and Security Agreement Amendment No. 1 dated September 30, 1999 between Azure and Key
21          Subsidiaries of the Company
24          Power of Attorney (included on signature page)
27          Financial Data Schedule (11)

-------------------------------------------------------------------------------

               (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-01270) filed on February 12, 1996.
               (2) Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 333-01270) filed on June 18, 1996.
               (3) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-01270) filed on May 28, 1996.
               (4) Incorporated by reference from the Company's Current Report on Form 8-K filed on October 29, 1998.
               (5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
               (6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1997.
               (7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
               (8) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

               (9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
               (10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
               (11) Included only in electronic filing.

    * Portions of this document omitted pursuant to an order by the Securities and Exchange Commission (the "SEC") granting confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Confidential portions of this document have been filed separately with the SEC.

    ** Portions of this document omitted pursuant to an application for an order for confidential treatment pursuant to Rule 24b-2 under the Exchange Act. Confidential portions of this document have been filed separately with the SEC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hollywood, Florida on the 28th day of December, 1999. The registrant and each person whose signature appears below hereby authorizes and appoints Frederick A. Mayer as attorney-in-fact to sign and file on behalf of the registrant and each such person in each capacity below, any and all amendments to this report.

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


            SIGNATURE                          TITLE                              DATE
-------------------------------- ---------------------------------     -------------------------

/S/ JEFFREY I. BINDER            Chairman of the Board                 December 28, 1999
---------------------
Jeffrey I. Binder

/S/ FREDERICK A. MAYER           Vice-Chairman of the Board            December 28, 1999
----------------------           (Principal Executive Officer)
Frederick A. Mayer

/S/ RALPH V. DE MARTINO          Director                              December 28, 1999
-----------------------
Ralph V. De Martino

/S/ MARK J. MAGED                Director                              December 28, 1999
-----------------
Mark J. Maged

/S/ JEFFREY B. RABIN             Director                              December 28, 1999
--------------------
Jeffrey B. Rabin

/S/ ALAN PRITZKER                Vice President, Finance and           December 28, 1999
-----------------                Chief Financial Officer
Alan Pritzker                    (Principal Financial and
                                 Accounting Officer)

                       INDEX TO FINANCIAL STATEMENTS                    PAGE
                                                                    ------------

COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

Report of Independent Certified Public Accountants....................... F-1
  Consolidated Balance Sheets--September 30, 1999 and 1998............... F-2
  Consolidated Statements of Earnings-- Years Ended September 30, 1999,
     1998 and 1997......................................................  F-3
  Consolidated Statement of Stockholders' Equity--September 30, 1999..... F-4
  Consolidated Statements of Cash Flows-- Years Ended September 30, 1999,
     1998 and 1997........................................................F-5
  Notes to Consolidated Financial Statements............................. F-7

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Commodore Holdings Limited and Subsidiaries

We have audited the accompanying consolidated balance sheets of Commodore Holdings Limited and Subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Commodore Holdings Limited and Subsidiaries as of September 30, 1999 and 1998 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Miami, Florida
December 3, 1999

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30,

                                     ASSETS

                                                                                      1999              1998
                                                                                  -----------       -----------
Current assets
    Cash and cash equivalents                                                     $20,504,000       $ 3,172,000
    Restricted cash                                                                   977,000         2,326,000
    Trade and other receivables                                                     1,044,000           482,000
    Due from affiliates                                                             2,903,000         1,061,000
    Inventories                                                                     2,614,000         1,751,000
    Prepaid expenses                                                                2,214,000         2,580,000
    Other current assets                                                               69,000            77,000
                                                                                  -----------       -----------
               Total current assets                                                30,325,000        11,449,000

Property and equipment, net                                                        49,722,000        38,296,000

Investment in joint ventures                                                        1,974,000         1,481,000

Long-term receivable-affiliates                                                     4,973,000         2,550,000

Investments restricted                                                                     --         4,629,000

Other assets                                                                        1,693,000           732,000
                                                                                  -----------       -----------
                                                                                  $88,687,000       $59,137,000
                                                                                  ===========       ===========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                                             $ 3,652,000       $ 4,393,000
    Note payable                                                                           --         1,300,000
    Accounts payable                                                                8,692,000         6,457,000
    Accrued liabilities                                                             1,695,000           710,000
    Due to affiliates                                                               1,564,000         1,201,000
    Customer and other deposits                                                     8,720,000         7,741,000
    Accrued interest                                                                  192,000            73,000
    Capital lease obligations                                                          61,000                --
                                                                                  -----------       -----------
               Total current liabilities                                           24,576,000        21,875,000

Long-term debt, including capital lease obligations of $171,000                    26,996,000        12,445,000

Minority interests in subsidiaries                                                  2,940,000           228,000

Stockholders' equity

    Preferred stock  - authorized 10,000,000 shares
       of $.01 par value; issued and outstanding,
       400,000 in 1999 and 0 in 1998                                                    4,000                --
    Common stock - authorized 100,000,000 shares of $.01 par
      value; issued 7,647,618 in 1999 and 7,264,821 in 1998                            76,000            72,000
    Additional paid-in capital                                                     21,481,000        16,348,000
    Retained earnings                                                              12,614,000         8,169,000
                                                                                  -----------       -----------
               Total stockholders' equity                                          34,175,000        24,589,000
                                                                                  -----------       -----------
                                                                                  $88,687,000       $59,137,000
                                                                                  ===========       ===========

The accompanying notes are an integral part of these statements

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                            YEARS ENDED SEPTEMBER 30,

                                                       1999                1998                1997
                                                   ------------        ------------        ------------
Revenues                                           $ 61,488,000        $ 63,128,000        $ 57,977,000

Expenses
    Operating                                        40,793,000          43,306,000          44,912,000
    Marketing, selling and administrative            12,669,000          11,481,000           8,741,000
    Depreciation and amortization                     2,265,000           2,216,000           2,108,000
                                                   ------------        ------------        ------------
                                                     55,727,000          57,003,000          55,761,000
                                                   ------------        ------------        ------------
Operating income                                      5,761,000           6,125,000           2,216,000

Other income (expense)
    Other income                                             --              80,000               6,000
    Interest income                                     629,000             436,000             483,000
    Interest expense                                 (1,764,000)         (1,686,000)         (1,842,000)
    Minority interest share of loss
      of consolidated joint ventures                    354,000               7,000           1,420,000
    Equity in net loss of unconsolidated
      joint ventures                                   (107,000)           (769,000)                 --
                                                   ------------        ------------        ------------
                                                       (888,000)         (1,932,000)             67,000
                                                   ------------        ------------        ------------
               Earnings before provision for
                 preferred stock dividend             4,873,000           4,193,000           2,283,000

Preferred stock dividend                                267,000             170,000             280,000
                                                   ------------        ------------        ------------
               Net earnings available for
                 common stockholders               $  4,606,000        $  4,023,000        $  2,003,000
                                                   ============        ============        ============
    Earnings per share - Basic                     $        .62        $        .64        $        .36
                                                   ============        ============        ============
    Earnings per share - Diluted                   $        .52        $        .54        $        .33
                                                   ============        ============        ============

The accompanying notes are an integral part of these statements

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                            PREFERRED STOCK            COMMON STOCK
                                        ------------------------  -------------------------  ADDITIONAL
                                          NUMBER                     NUMBER                   PAID-IN     RETAINED
                                        OF SHARES    PAR VALUE     OF SHARES    PAR VALUE     CAPITAL     EARNINGS        TOTAL
                                        ----------  ------------  ------------ ------------ ------------ ------------  ------------
Balance at September 30, 1996            1,006,979  $     10,000     5,581,933 $     56,000 $ 13,869,000 $  2,262,000  $ 16,197,000

Fair value of warrants to nonemployees          --            --            --           --       63,000           --        63,000

Preferred stock dividend (Note H)           20,251            --            --           --       81,000     (282,000)     (201,000)

Net earnings                                    --            --            --           --           --    2,283,000     2,283,000
                                        ----------  ------------  ------------ ------------ ------------ ------------  ------------
Balance at September 30, 1997            1,027,230        10,000     5,581,933       56,000   14,013,000    4,263,000    18,342,000

Fair value of warrants to nonemployees          --            --            --           --      277,000           --       277,000

Preferred stock dividend (Note H)           14,825            --            --           --       59,000     (287,000)     (228,000)

Conversion of preferred stock
 to common stock (Note H)               (1,042,055)      (10,000)    1,042,055       10,000           --           --            --

Conversion of subordinated
 debentures to common stock (Note F)            --            --       537,500         5,000   1,391,000           --     1,396,000

Exercise of employee stock options              --            --         3,333           --        9,000           --         9,000

Issuance of common stock (Note H)               --            --       100,000        1,000      599,000           --       600,000

Net earnings                                    --            --            --           --           --    4,193,000     4,193,000
                                        ----------  ------------  ------------ ------------ ------------ ------------  ------------
Balance at September 30, 1998                   --            --     7,264,821       72,000   16,348,000    8,169,000    24,589,000

Fair value of warrants to nonemployees          --            --            --           --      943,000           --       943,000

Issuance of common stock upon
 exercise of stock options and warrants         --            --       382,797        4,000      524,000           --       528,000

Issuance of preferred stock, net
 of offering cost of $330,000              400,000         4,000            --           --    3,666,000           --     3,670,000

Preferred stock dividend (Note H)               --            --            --           --           --     (428,000)     (428,000)

Net earnings                                    --            --            --           --           --    4,873,000     4,873,000
                                        ----------  ------------  ------------ ------------ ------------ ------------  ------------
Balance at September 30, 1999              400,000  $      4,000     7,647,618 $     76,000 $ 21,481,000 $ 12,614,000  $ 34,175,000
                                        ==========  ============  ============ ============ ============ ============  ============

The accompanying notes are an integral part of this statement

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED SEPTEMBER 30,

                                                                   1999              1998              1997
                                                               ------------      ------------      ------------
Cash flows from operating activities:
    Net earnings                                               $  4,873,000      $  4,193,000      $  2,283,000
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
       Depreciation of property and equipment                     2,220,000         2,171,000         2,082,000
       Amortization of deferred dry-dock                          1,546,000         1,521,000         1,283,000
       Amortization of organization cost                             45,000            45,000            45,000
       Amortization of deferred loan costs                          100,000                --                --
       Fair value of options to nonemployees                        263,000           222,000            63,000
       Undistributed equity in loss of joint venture                107,000           769,000                --
       (Increase) decrease in operating assets
          Restricted cash                                         1,349,000        (2,135,000)        1,222,000
          Trade and other receivables                              (562,000)         (160,000)            8,000
          Insurance claim receivable                                     --           305,000         2,165,000
          Due from affiliates                                    (1,842,000)         (778,000)          (28,000)
          Inventories                                            (1,148,000)          404,000           (40,000)
          Prepaid expenses and other current assets                (624,000)       (1,576,000)       (1,870,000)
          Other assets                                             (151,000)               --                --
       Increase (decrease) in operating liabilities
          Accounts payable                                        2,235,000           945,000           245,000
          Accrued liabilities                                       985,000          (866,000)           88,000
          Due to affiliates                                         363,000           626,000          (175,000)
          Customer and other deposits                               979,000         2,066,000          (165,000)
          Accrued interest                                          119,000                --            (4,000)
                                                               ------------      ------------      ------------
Net cash provided by operating activities                        10,857,000         7,752,000         7,202,000

Cash flows from investing activities:
    Capital expenditures                                        (13,691,000)       (3,274,000)       (2,362,000)
    Long-term receivable - affiliates                            (2,423,000)       (1,032,000)       (1,518,000)
    Decrease in investments restricted                            4,629,000                --                --
    Investment in joint ventures                                   (600,000)       (2,038,000)               --
    Minority interest in subsidiaries                             2,712,000            93,000           (58,000)
                                                               ------------      ------------      ------------
Net cash used in investing activities                            (9,373,000)       (6,251,000)       (3,938,000)

Cash flows from financing activities:
    Principal payments on debt                                  (12,872,000)       (4,592,000)       (3,009,000)
    Proceeds from long term debt                                 25,494,000                --                --
    Proceeds from sale of preferred stock, net                    3,670,000                --                --
    Proceeds from exercise of stock options and warrants            528,000             9,000                --
    Proceeds from issuance of note payable                               --         1,500,000                --
    Proceeds from issuance of subordinated debentures, net               --         1,452,000                --
    Payment of capital lease obligations                            (51,000)               --                --
    Payment of loan costs                                          (493,000)               --                --
    Preferred stock dividends paid                                 (428,000)         (228,000)         (201,000)
                                                               ------------      ------------      ------------
    Net cash provided by (used in) financing activities          15,848,000        (1,859,000)       (3,210,000)
                                                               ------------      ------------      ------------
Net increase (decrease ) in cash and cash equivalents            17,332,000          (358,000)           54,000

Cash and cash equivalents at beginning of period                  3,172,000         3,530,000         3,476,000
                                                               ------------      ------------      ------------
Cash and cash equivalents at end of period                     $ 20,504,000      $  3,172,000      $  3,530,000
                                                               ============      ============      ============

                                                                                                      (continued)

The accompanying notes are an integral part of these statements

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                            YEARS ENDED SEPTEMBER 30,

                                                                   1999              1998              1997
                                                               ------------      ------------      ------------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                   $  1,771,000      $  1,686,000      $  1,846,000
                                                               ============      ============      ============
    Cash paid during the period for taxes                      $         --      $         --      $         --
                                                               ============      ============      ============

Supplemental schedule of noncash investing and financing activities:

    In March 1998, the Company issued 100,000 shares of common stock to acquire a leasehold interest in a vessel. The market value of the common stock at the date of issuance was $600,000.

    In January 1998 and 1997, the Company issued 14,825 and 20,251 shares, respectively, of its Series A preference shares in partial payment of its preferred share dividend.

    In May 1998, the Company exercised its right to demand conversion of $2,150,000 of convertible debentures. As a result, the debentures were converted into 537,500 shares of the Company's common stock.

    During fiscal 1998, all of the Series A preference shares were converted to 1,042,055 shares of the Company's common stock.

    During fiscal 1999, the Company's Chairman completed a noncash exercise of stock options in which the Chairman delivered options to purchase up to 312,821 shares of the Company's common stock in lieu of a cash payment to exercise stock options to purchase 200,000 shares of the Company's common stock.

    In fiscal 1999, the Company acquired approximately $283,000 of computer equipment under leasing arrangements which are classified as capital lease obligations as of September 30, 1999.

    In fiscal 1999, the Company capitalized $129,000 of interest expense to construction in progress.

    In fiscal 1999, the Company issued warrants to Promociones Turisticas de Rosarito, S.A. de C.V. ("Proturo") to purchase up to 250,000 shares of the Company's common stock as part of obtaining a leasehold interest. As a result, the Company recorded $538,000 as part of other assets and paid-in capital as of September 30, 1999.

The accompanying notes are an integral part of these statements

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Commodore Holdings Limited ("CHL") and its wholly owned subsidiary New Commodore Cruise Lines Limited ("NCCL") were organized under the laws of Bermuda in April 1995. In October 1995, the Company entered into a joint venture agreement with the Seawise Foundation, Inc. ("Seawise"), a Liberian Corporation. The Company has chartered the Universe Explorer to Sea-Comm, Ltd., a Liberian Corporation ("Sea-Comm") formed pursuant to the joint venture agreement, for a fee equivalent to all operating costs plus principal and interest on its ship mortgage. The Company owns 50.005% of Sea-Comm and Seawise owns the remaining 49.995%. In June 1999, the Company formed Albuferra Investments, Inc., ("Albuferra"), for the purpose of purchasing and renovating the Enchanted Sun. In September 1999, the Company entered into a joint venture agreement with the Viejas Band of Kumeyaay Indians ("Viejas") in which 49.8% of Albuferra was sold to Viejas for approximately $4,000,000. In September 1999, the Company received the proceeds for the sale of 31.2% of Albuferra from Viejas with the remaining proceeds received in October 1999.

     CHL, NCCL, Sea-Comm and Albuferra and their wholly owned subsidiaries are collectively referred to as the "Company."

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of CHL, its wholly owned subsidiaries and majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company reflects its investments in its 50%-owned joint venture at cost plus/(minus) its equity in undistributed net earnings/(loss).

     SEA-COMM

     Sea-Comm has chartered the Universe Explorer to Seawise for 200 days per year for an educational program. The terms of the charter provide that Seawise has the use of 76% of the cabins in exchange for payment of 76% of the operating costs, including 76% of the labor, 100% of food costs and 76% of the principal and interest due calculated based on the Company's original ship mortgage. Sea-Comm will earn additional revenue from onboard revenues and has sold the remaining 24% of the cabins on the vessel to Seawise. Seawise has purchased these cabins from Sea-Comm for $3 million per year. During the summer, Sea-Comm operates the Universe Explorer in Alaska.

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     REVENUE AND EXPENSE RECOGNITION

     Deposits received on sales of passenger cruises are recorded as customer deposits and are recognized, together with revenues from shipboard activities and all associated direct costs of a voyage, upon completion of voyages with durations of 10 days or less and on a pro rata basis for voyages in excess of 10 days.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     RESTRICTED CASH

     In fiscal 1998, the Company entered into an escrow agreement whereas the Company maintains certain advance passenger deposits in an escrow account until the completion of the associated voyage. In May 1999, the Company stopped placing passenger deposits in the escrow account due to a change in the Company's Federal Maritime Commission ("FMC") arrangements (See Note
     I). In addition, commencing in November 1996, the Company had entered into an agreement with a credit card processor, which requires a chargeback reserve account that equals approximately 2.5% of the Company's Visa/Master Card deposits. The amounts in the escrow account and the reserve account are classified as restricted cash.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first in, first out method.

     DRY-DOCKING

     Costs associated with the dry-docking of the vessels are charged to prepaid expenses when incurred and expensed over the estimated period until the next scheduled dry-dock (not to exceed two years). Prepaid dry-docking costs of $394,000 and $1,502,000 (net of accumulated amortization of $1,900,000 and $2,744,000) were recorded in prepaid expenses and other assets as of September 30, 1999 and 1998, respectively.

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at September 30, 1999 and 1998 and revenues and expenses during the reporting periods. The actual outcome of the estimates could differ from these estimates made in the preparation of the financial statements.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short term maturities of these instruments. The carrying value of the long-term receivable affiliates approximates fair value as the interest rate earned on the receivable approximates the current market rate.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Significant vessel refurbishing costs are capitalized as additions to the vessel, while costs of repairs and maintenance are charged to expense as incurred. Depreciation has been provided using the straight-line method over original useful lives of 18 to 25 years after a reduction for the estimated salvage value for vessels and five to ten years for furniture and fixtures, improvements and other property and equipment. In February 1999, the Company changed its estimate for the original useful life of the Universe Explorer from 18 years to 25 years due to the installation of a sprinkler system, as the ship is now SOLAS compliant. The effect of this accounting change on the statement of earnings for the year ended September 30, 1999 was $207,000, which results in $.03 per share - basic and $.02 per share - diluted.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred and are included in marketing, selling and administrative expenses. Total advertising costs for the years ended September 30, 1999, 1998 and 1997 totaled approximately $777,000, $548,000 and $683,000, respectively.

     INCOME TAXES

     Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. In addition, the current or deferred tax consequences of a transaction are

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows:

                        NET
                     EARNINGS -     BASIC       BASIC       DILUTED     DILUTED
FISCAL YEAR ENDED      BASIC        SHARES       EPS        SHARES        EPS
-----------------   -----------   ---------    -------     ---------    -------
      1999          $4,606,000    7,487,000    $   .62     9,292,000    $   .52

      1998          $4,023,000    6,296,000    $   .64     7,937,000    $   .54

      1997          $2,003,000    5,582,000    $   .36     6,876,000    $   .33

     Included in diluted shares are common stock equivalents relating to options, warrants and preferred stock of 1,805,000, 1,641,000 and 1,294,000 for fiscal 1999, 1998 and 1997, respectively. Added back to net earnings for diluted EPS purposes are the preferred stock dividends of $267,000, $170,000 and $280,000 for the years ended September 30, 1999, 1998 and 1997, respectively, as well as interest expense on convertible debentures of approximately $58,000 for the year ended September 30, 1998. Warrants to purchase 209,000 shares of the Company's common stock ranging from a per share exercise price of $6.59 to $8.00, which were outstanding during fiscal 1999, were not included in the computation of diluted EPS because the warrants' exercise prices were greater than the annual average market price of the common shares. These warrants are all exercisable as of September 30, 1999. In addition, in March 1999, the Company entered into an agreement with a general contractor related to completing improvements to one of its vessels. In accordance with this agreement, the Company is required to issue 1,000,000 shares of the Company's common stock upon the adequate completion of these improvements. As the issuance of these shares is contingent, they were not included in the computation of diluted EPS.

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

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

     In 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on accounting for start-up costs and organization costs, which must be expensed as incurred. This Statement is effective for financial statements for fiscal years beginning after December 15, 1998. As a result of this Statement, the Company will incur a charge of approximately $229,000 as of October 1, 1999, which on a pro forma basis would have decreased the EPS - Basic by $.04 and the EPS - Diluted by $.02.

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

NOTE B - INVESTMENT IN JOINT VENTURES

     In April 1998, the Company formed a joint venture, Capri Cruises, with Isle of Capri Casinos, Inc., to operate the Enchanted Capri on 2- and 5-day cruises from New Orleans. The Company assigned its rights for the charter of the Enchanted Capri to Capri Cruises. Pursuant to the agreement, Capri Cruises and the Company will jointly operate cruises in strategic markets. The Company is accounting for the joint venture under the equity method.

     In April 1999, the Company formed a joint venture, Coronado Seas, LLC, ("Coronado") with Promociones Turisticas de Rosarito, S.A. de C.V. ("Proturo") to operate the Enchanted Sun on day cruises between San Diego, CA and Rosarito, Baja California, Mexico. In September 1999, the joint venture added Viejas as an equal partner. The Company is accounting for the joint venture under the equity method.

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE B - INVESTMENT IN JOINT VENTURES - Continued

     A condensed summary of the assets and liabilities and results of operations of the joint ventures (Coronado had no operations for the year ended September 30, 1999) follows:

                                             AS OF
                                         SEPTEMBER 30,
                                  -------------------------
                                     1999           1998
                                  ----------     ----------
Current assets                    $4,246,000     $2,735,000
Property and equipment, net        4,302,000      3,973,000
Other assets                         382,000        865,000
                                  ----------     ----------
Total assets                      $8,930,000     $7,573,000
                                  ==========     ==========
Current liabilities               $4,048,000     $4,299,000
Other liabilities                    363,000        312,000

Capital accounts                   4,519,000      2,962,000
                                  ----------     ----------
Total liabilities and capital     $8,930,000     $7,573,000
                                  ==========     ==========

                                                           PERIOD FROM
                                                         APRIL 16, 1998
                                  YEAR ENDED                 THROUGH
                               SEPTEMBER 30, 1999       SEPTEMBER 30, 1998
                                  -----------               ----------
Revenues                          $23,137,000               $6,166,000
Expenses                           23,351,000                7,704,000
                                  -----------               ----------
Net loss                          $   214,000               $1,538,000
                                  ===========               ==========

     The Company performs certain administrative services on behalf of the joint ventures. As a result, the Company charges certain expenses related to these administrative services to the joint ventures. For the year ended September 30, 1999 and the period ended September 30, 1998, the Company charged approximately $735,000 and $239,000 to the joint ventures which is included as a reduction in marketing, selling, and administrative expenses.

     Included in the Company's retained earnings is approximately $876,000 of accumulated deficit relating to these joint ventures.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE C - PROPERTY AND EQUIPMENT

                                              1999              1998
                                         ------------      ------------
            Vessels                      $ 50,001,000      $ 42,637,000
            Equipment and other             2,479,000         1,211,000
            Construction in progress        5,554,000           470,000
                                         ------------      ------------
                                           58,034,000        44,318,000

            Accumulated depreciation       (8,312,000)       (6,022,000)
                                         ------------      ------------
                                         $ 49,722,000      $ 38,296,000
                                         ============      ============

     As of September 30, 1999, the Company capitalized $129,000 of interest expense related to the improvements to the Enchanted Sun. There was no capitalized interest as of September 30, 1998.

NOTE D - INVENTORIES

                                               1999           1998
                                            ----------     ----------
            Food, beverage and supplies     $2,249,000     $1,582,000
            Fuel                               365,000        169,000
                                            ----------     ----------
                                            $2,614,000     $1,751,000
                                            ==========     ==========

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

     LONG-TERM DEBT

     In July 1995 the Company entered into a loan agreement with an affiliate of EffJohn (the "Lender") in the amount of $24,500,000. The loan was secured by first

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE E - DEBT - Continued

     preferred ship mortgages on both the Enchanted Isle and the Universe Explorer. The loan bears interest at LIBOR plus 2% per annum (6.97% at September 30, 1999). In December 1998, the Company refinanced the portion of the loan securing the Universe Explorer, thus paying down $8.5 million of this loan. Commencing in February 1999, the remaining principal balance is due in monthly installments which are in the amount of approximately $172,000, plus accrued interest, continuing until maturity, in July 2002.

     In the event that the Company is required to withhold tax on any interest due to the Lender, the Company has agreed to pay the required amount to be withheld and pay the Lender the full amount of interest due.

     On December 4, 1998, the Company borrowed $10 million under a Loan and Security Agreement with a leasing company. In conjunction with this loan agreement, the Company entered into an Interest Rate Swap Agreement with an affiliate of the leasing company, whereas the interest rate on the loan agreement is fixed at 9.14% over the term of the loan. This financial instrument was not entered into for trading or speculative purposes, but rather as an interest rate hedge. The market value of the interest rate swap was $324,000 at September 30, 1999, as determined by quoted market prices. The monthly principal payments of the loan are fixed at approximately $42,000 for the first 12 months, at which time the remaining monthly principal and interest payments are fixed at approximately $97,000, with the remaining unpaid principal and interest due on December 4, 2006, the date of maturity. The proceeds from this loan were used to repay $8,419,000 on the loan from EffJohn and for working capital. This new loan is secured by a first mortgage on the Universe Explorer.

     The terms of these loans places certain restrictions on the Company including the limitation of the amount of dividends the Company can pay and the maintenance of certain financial covenants.

     On February 12, 1999, the Company borrowed $2,100,000 loan from NationsBank to finance a portion of the sprinkler system installation aboard the Universe Explorer (the "NationsBank Loan"). The NationsBank Loan, which is secured by a letter of credit provided by Seawise, has a term of 5.5 years and bears an interest rate of LIBOR plus 1.5%. In conjunction with this loan agreement, the Company entered into an interest rate swap agreement, whereas the interest rate is fixed at 7.3% over the term of the loan. This financial instrument was not entered into for trading or speculative purposes, but rather as an interest rate hedge. The market value of the interest rate swap at September 30, 1999 is not material.

     On April 23, 1999, Albuferra purchased the Enchanted Sun for $5,000,000. The purchase price was partially funded through a partial drawdown on a $14,250,000 credit facility from Nordbanken AB (publ). The Company is making significant renovations to the vessel's interior and exterior with the balance of the proceeds from such loan. This loan is collateralized by a first mortgage on the Enchanted Sun. The principal and interest is based on

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE E - DEBT - Continued

     108 monthly installments of $184,000, commencing on October 15, 1999. The loan bears interest at 7.79% per annum. Total expenditures for the vessel and improvements are estimated to be approximately $22,250,000. Upon completion of these renovations, Albuferra will charter the vessel to Coronado, for use in its gaming cruises operating from San Diego to Rosarito, Baja California, Mexico.

     The minimum required principal payments as of September 30, 1999 on long-term debt, are as follows:

            2000                               $   3,652,000
            2001                                   4,043,000
            2002                                   3,855,000
            2003                                   2,318,000
            2004                                   2,458,000
            Thereafter                            14,151,000
                                               -------------
                                               $  30,477,000
                                               =============

NOTE F - CONVERTIBLE DEBT

     In December 1997, the Company sold $2,150,000 of 7% convertible subordinated debentures due December 31, 2003, at a 20% discount. In May 1998, the Company exercised its right to demand conversion of the debentures into 537,500 shares of the Company's common stock. As a result of this transaction, the Company's long-term debt decreased by $2,150,000 and stockholders' equity increased by approximately $1,400,000, after deducting approximately $753,000 of deferred financing costs.

NOTE G - CAPITAL LEASE OBLIGATIONS

     In fiscal 1999, the Company leased computer equipment and software, which the Company has classified as a capital lease. The following is a schedule of equipment under capital leases:

                                               SEPTEMBER 30,  SEPTEMBER 30,
                                                   1999           1998
                                               -------------  -------------
            Computer equipment                   $ 283,000     $        --
            Less:  Accumulated depreciation        (70,000)             --
                                                 ---------     -----------
                                                 $ 213,000     $        --
                                                 =========     ===========

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE G - CAPITAL LEASE OBLIGATIONS - Continued

The following is a schedule of future minimum lease payments under capital lease obligations as of September 30, 1999:

            FISCAL YEAR ENDING,                                     AMOUNT
            -------------------                                 --------------
                   2000                                         $       79,000
                   2001                                                 74,000
                   2002                                                 59,000
                   2003                                                 53,000
                   2004                                                 11,000
                                                                --------------
                   Total minimum lease payments                        276,000

                   Less:  Amount representing interest                  44,000
                                                                --------------
                   Present value of minimum lease payments             232,000

                   Less:  Current portion                               61,000
                                                                --------------
                   Long-term obligation under capital leases    $      171,000
                                                                ==============
NOTE H - STOCKHOLDERS' EQUITY

     COMMON STOCK

     In June 1998, the Company issued 100,000 shares of common stock to acquire a leasehold interest in the M/V Enchanted Capri.

     COMMON STOCK PURCHASE RIGHTS PLAN

     In September 1998, the Company implemented a Common Stock Purchase Rights Plan and declared a dividend of one Common Stock Purchase Right ("Right") for each share of the Company's common stock outstanding. The dividend was paid on November 2, 1998 to stockholders of record on that date and for each share of the Company's common stock issued during the term of the Plan. Each Right entitles the registered holder to purchase from the Company one share of common stock at a per share price of $28.34, subject to certain adjustments. The Rights are not exercisable or transferable, apart from the Company's common stock, until after a person or group acquires, or has the right to acquire, beneficial ownership of 15 percent or more of the Company's common stock or announces a tender or exchange offer to acquire ownership of 30 percent or more of the Company's common stock. The Rights will expire in November 2008, unless earlier redeemed

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE H - STOCKHOLDERS' EQUITY - Continued

     by the Company at the option of the Company for $.01 per Right. In the event that the Rights are not redeemed, become exercisable, and any person, group of affiliated or associated persons becomes an Acquiring Person, as defined by the agreement, the holder of a Right (other than an acquiring person, whose Rights will be void) will have the right to receive, upon payment of the exercise price, that number of shares of common stock having a market value at the time of the transaction equal to two times the exercise price.

     PREFERRED STOCK

     As part of the consideration for the sale of the cruise line, EffJohn received 1,000,000 shares of 7% Cumulative Convertible Redeemable Series A Preferred Stock at a value of $4.00 per share totaling $4,000,000. The cash payment of the dividend was limited to 10% of the Company's net profits for each year. The remaining portion of the dividend, if any, was payable in preferred stock based on a value of $4.00 per share.

     In fiscal 1999, 1998 and 1997, the Company paid a dividend to the holders of its Series A preference shares. The Company issued 14,825 and 20,251 shares, in January 1998 and January 1997, respectively, of Series A preference shares in partial payment of the dividend and paid, in cash, an additional $161,000, $228,000 and $201,000, respectively. During fiscal 1998, all the Series A preference shares were sold by the original holders and converted to 1,042,055 shares of the Company's common stock.

     On January 14, 1999, the Company sold 400,000 shares of its Series B Convertible Preferred Stock (the "Series B Stock") to an unaffiliated third party for $4,000,000. The Series B Stock has a dividend rate of 10%, and is convertible into common stock, beginning 18 months from the date of issuance, at a rate of $5.50 per share, which was the fair market value of the Company's common stock on January 14, 1999. The sale of Series B Stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Series B Stock has a liquidation preference equal to $10 per share plus accrued and unpaid dividends.

     STOCK OPTION PLANS

     In 1995 and in 1999, the Company adopted two Stock Option Plans (the "Plans") pursuant to which 1,500,000 shares of Common Stock have been reserved for issuance upon exercise of options designated as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code")or "non-qualified options". The purpose of the Plans is to encourage stock ownership by certain officers and employees of the Company, and give them a

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE H - STOCKHOLDER'S EQUITY - Continued

     greater personal interest in the success of the Company. The Plans are administered by the Compensation Committee of the Board of Directors of the Company, which determines among other things, the persons to be granted options under the Plans, the number of shares subject to each option, and the option price.

     In October 1996, July 1997, and March 1999, the Company issued to its employees and nonemployee directors options under the Plans to purchase 326,000, 60,000 and 772,012 shares, respectively, of the Company's common stock at $2.75, $2.75 and $5.00 per share, respectively. The options vest at variable rates based on each employee's length of service, and expire ten years after issuance. Options to purchase 68,000 shares were cancelled as of September 30, 1999.

     The exercise price of all options granted by the Company to its employees equals or exceeds the market price of the Company's common stock at the date of the grant. Accordingly, no compensation expense has been recognized.

     Had compensation cost for the Plans and non-qualified options to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net earnings and earnings per share would have changed to the pro forma amounts below:

                                                         1999                1998               1997
                                                   ---------------     ---------------    ----------------
         Net earnings, available for
           common stockholders
              As reported                          $     4,606,000     $     4,023,000    $      2,003,000
              Pro forma                            $     4,217,000     $     3,492,000    $      1,912,000

         Basic earnings per share
              As reported                          $           .62     $           .64    $            .36
              Pro forma                            $           .56     $           .55    $            .34

         Diluted earnings per share
              As reported                          $           .52     $           .54    $            .33
              Pro forma                            $           .48     $           .47    $            .32

     The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as certain options vest over several
0     years and the Company may continue to grant options and warrants to employees.

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE H - STOCKHOLDERS' EQUITY - Continued

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999, fiscal 1998 and fiscal 1997, respectively: dividend yield of 0.0 percent for all years; expected volatility of 61% for the fiscal 1999 grants 53% to 58% for the fiscal 1998 grants and 38% for the fiscal 1997 grants; risk-free interest rates of 4.75% for fiscal 1999 and 5.5% for fiscal 1998 and 1997; and expected holding periods of 2 years for fiscal 1999 and 6 years for fiscal 1998 and 1997.

     WARRANTS

     During fiscal 1999, 1998 and 1997 the Company issued warrants to purchase 481,663, 454,952 and 192,000 shares of common stock respectively, to unrelated third parties. The warrants were issued with exercise prices ranging from $2.75 to $8.00 per share. The total fair value of the options, as determined under SFAS 123, was $943,000, $277,000 and $63,000, respectively. A total of $263,000, $222,000 and $63,000 of those amounts were recorded as expense in fiscal 1999, 1998 and 1997, respectively.

     In fiscal 1998, certain antidilutive provisions of existing warrant agreements were triggered as a result of the issuance of additional warrants during the year, as well as the conversion of the convertible debt into common stock. As a result of these transactions, the number of outstanding warrants as well as the related exercise prices of certain of the warrants were adjusted, resulting in the issuance of additional warrants to purchase 604,709 shares of the Company's common stock. 590,910 of the 604,709 of additional shares were issued at an exercise price of $2.75 per share, while the remaining shares were issued at exercise prices ranging from $5.67 - $7.05 per share. In addition to the additional shares issued, the exercise price of warrants to purchase 500,000 shares of the Company's common stock was adjusted from $6.00 per share to $2.75 per share.

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE H - STOCKHOLDERS' EQUITY - Continued

     A summary of the status of the Company's fixed stock options and warrants as of September 30, 1999 and 1998, and changes during the years ending on those dates is as follows:

                                   SEPTEMBER 30, 1999           SEPTEMBER 30, 1998          SEPTEMBER 30, 1997
                               ---------------------------  --------------------------  --------------------------
                                               WEIGHTED -                 WEIGHTED -                  WEIGHTED -
                                                AVERAGE                    AVERAGE                     AVERAGE
                                 SHARES     EXERCISE PRICE   SHARES     EXERCISE PRICE   SHARES     EXERCISE PRICE
                               ----------   --------------  ---------   --------------  ---------   --------------
Outstanding at beginning of
  year                          3,361,000     $     3.67    2,318,000     $      4.57   1,800,000     $      5.10
Granted                         1,279,000     $     5.51    1,059,000     $      3.18     536,000     $      2.75
Exercised                        (382,000)    $     2.75       (3,000)    $      2.75          --              --
Expired                                --             --           --                          --              --
Cancelled                        (118,000)    $     2.75      (13,000)    $      2.75     (18,000)    $      2.75
                               ----------                  ----------                   ---------
Outstanding at end of year      4,140,000     $     4.30    3,361,000     $      3.67   2,318,000     $      4.57

Options exercisable at end
  of year                       3,241,000                   2,885,000                   1,585,000
Weighted average fair value
  of options and warrants
  granted during the year      $     2.38                  $     1.75                  $      .89


     The following information applies to warrants and options outstanding at September 30, 1999:

                               OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  ----------------------------------------------     --------------------------
                                  WEIGHTED -
                                  AVERAGE           WEIGHTED -                     WEIGHTED -
   RANGES OF                     REMAINING           AVERAGE                        AVERAGE
EXERCISE PRICES     SHARES    CONTRACTUAL LIFE    EXERCISE PRICE       SHARES    EXERCISE PRICE
---------------   ---------  -----------------    --------------     ---------   --------------
 $1.00 - $1.00      325,000     3.08 years         $   1.00            325,000    $      1.00

 $2.75 - $4.00    1,473,000     2.50 years         $   2.90          1,335,000    $      2.92

 $4.75 - $6.59    2,242,000     5.81 years         $   5.54          1,481,000    $      5.82

 $7.50 - $8.00      100,000     2.46 years         $   7.75            100,000    $      7.75
                  ---------                                          ---------
                  4,140,000                                          3,241,000
                  =========                                          =========

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE I - COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with all of its executive officers that have a remaining term of between two and three years. These agreements contain provisions for compensation, benefits and certain covenants not to compete.

     LITIGATION

     In October 1995, the Company, along with its vice-chairman and EffJohn were named in a lawsuit brought by an individual who had made an offer to buy the cruise line from EffJohn in 1993. In fiscal 1999, the lawsuit was settled for an immaterial amount. The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will either be covered by insurance or will not materially affect the financial position of the Company.

     FEDERAL MARITIME COMMISSION CERTIFICATES OF FINANCIAL RESPONSIBILITY

     In order to operate a passenger cruise vessel from U.S. ports, the Company is required to obtain FMC Certificates of Financial Responsibility. The Company has posted a surety bond in the amount of $15,000,000, which is the maximum currently required by the FMC in the event of non-performance of obligations to passengers. The Company had placed $4,629,000 on deposit with a bank to secure the FMC Certificate for the Enchanted Isle and had arranged, through a bank in New England, an escrow account for the purpose of selling cruises from U.S. ports on the Universe Explorer and on the Enchanted Capri. This escrow arrangement required the Company to deposit all monies received for such sailings, plus a minimum cash amount as defined by the escrow agreement. The Company has approximately $500,000 in the escrow account at September 30, 1999. This amount will be unrestricted by the end of the first quarter of fiscal 2000.

     ADVANCE DEPOSITS RELATED TO THE ENCHANTED CAPRI

     NCCL acts as the sole operating and ticketing agent for the Enchanted Capri. Accordingly, the Company maintains all of the Enchanted Capri advance passenger deposits until the completion of the voyages, at which time, the amounts are remitted to Capri Cruises. As of September 30, 1999, and 1998, the Company has

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

     approximately $1,933,000 and $1,919,000, respectively, of advance deposits related to future sailings onboard the Enchanted Capri.

     OPERATING LEASES

     Commencing October 11, 1999 the Company chartered the M/V Crown Dynasty from an unrelated third party under a noncancellable operating lease. The payments under the charter are based on a minimum monthly rental plus a percentage of the net income from the vessel. On October 13, 1999, the Company notified the owner of the vessel that it intends to acquire the vessel under the terms of the buy-out option in the charter agreement, however, this purchase is subject to the completion of certain events, including but not limited to obtaining the necessary financing.

     In addition, the Company leases office space under noncancellable, operating leases.

     Future minimum annual lease commitments at September 30, 1999 are as follows:

            2000                          $     9,182,000
            2001                                9,027,000
            2002                                9,021,000
            2003                                9,005,000
                                          ---------------
                                          $    36,235,000
                                          ===============

     Rental and lease expense for the years ended September 30, 1999, 1998 and 1997, amounted to approximately $474,000, $450,000 and $442,000, respectively.

     SAFETY OF LIFE AT SEA

     During recent years, Safety of Life at Sea (SOLAS) standards have been amended and require among other things, most passenger vessels not fitted with sprinkler systems to install such systems and other safety arrangements, including the addition of smoke detectors systems, low-location lighting and enclosed escape stairwells by October 1, 1997. In the event a vessel meets the SOLAS 1974 requirements, it will not be required to be fitted with a sprinkler system until on or before October 1, 2005. In fiscal 1997, the ships were fitted with the safety arrangements required by SOLAS and thus currently comply with SOLAS requirements.

     In January 1999, the Company placed the Universe Explorer in drydock primarily for the installation of a sprinkler system aboard the vessel. The installation of the sprinkler system was completed in February 1999 and brought the ship into compliance with SOLAS. The Company intends to install a sprinkler system aboard the Enchanted Isle over the next several years while the ship is in service. The expected cost of this installation is $3 million.

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

     EMPLOYEE BENEFIT PLAN

     Effective October 1, 1996, the Company joined a group Retirement and Savings Plan. The Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Service Code covering all eligible employees of the Company. Employees who have attained the age of 21 are eligible to become participants on the first day of the calendar month following the year of service in which they have worked a minimum of 1,000 hours. The Company may contribute a discretionary matching contribution equal to a percentage of the employee's contribution. This percentage may vary from year to year. The amounts charged to earnings for this plan during the three years ended September 30, 1999 were not significant.

NOTE J - RELATED PARTIES

     Sea-Comm operates cruises to Alaska through World Explorer Cruises and Tours, Inc. (WEC). WEC and Seawise may be deemed to be under common control. Sea-Comm and WEC are parties to an agreement whereby the Universe Explorer enjoys certain permits issued by the U.S. Parks Service to cruise in the Glacier Bay Alaska area. Pursuant to this agreement, Sea-Comm earns all revenues and pays all of WEC's marketing and overhead expenses in conjunction with the Alaska cruises. As of September 30, 1999 and 1998, the Company has a receivable due from WEC of $1,739,000 and $1,140,000, respectively, of which $400,000 is included in long-term receivable-affiliates and the remaining amount is included in due from affiliates.

     The Company advanced Capri Cruises certain amounts during the year and pays certain expenses on their behalf. As of September 30, 1999 and 1998, the amount due from Capri Cruises was $500,000 and $511,000, respectively. This receivable is included in due from affiliates.

     During fiscal 1998 and 1997, the Company received a series of unsecured loans totaling $500,000 and $575,000, respectively, from Seawise, its joint venture partner as well as capital contributions totaling $100,000 and $1,362,000, respectively. In fiscal 1999, an additional $85,000 is due related to loans from Seawise who helped finance the installation of the sprinkler system. The interest rate on these loans is 8% per annum and these loans have no set maturity date. The liability of $1,160,000 and $1,075,000 related to the loans is recorded as part of due to affiliates as of September 30, 1999 and 1998, respectively. Also, included in due to affiliates is a payable of $0 and $126,000 due to WEC as of September 30, 1999 and 1998, respectively, and a payable of $185,000 and $0 due to Seawise as of September 30, 1999 and 1998, respectively.

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE J - RELATED PARTIES - Continued

     As part of the joint venture agreement with Seawise (Note A), the Company is entitled to be reimbursed by Seawise for certain improvements made to the Universe Explorer. The terms of the reimbursement are based on the joint venture agreement. As of September 30, 1999 and 1998, the related receivable from Seawise is $5,169,000 and $2,150,000, respectively, of which $563,000 and $0, respectively is included as a due from affiliates and the remaining amount is included in long-term receivable affiliates.

     As part of the Coronado joint venture (Note B), the Company loaned Proturo $436,000. This loan is evidenced by two notes receivable, one for $150,000 and one for $286,000. The note for $150,000 bears interest at an above market rate, is payable over 3 1/2 years, and is collateralized by Proturo's ownership interest in the joint venture. The note for $286,000 bears interest at the market rate, is due in two years and is collateralized by Proturo's ownership interest in the joint venture. The related loans are recorded in long-term receivable affiliates as of September 30, 1999. In addition, Viejas advanced the Company $150,000 as part of the Coronado joint venture. This advance is non-interest bearing and has no set maturity date.

     In September 1999,approximately $2,250,000 of expenses attributable to Albuferra, were allocated to the joint venture, resulting in an increase in minority interest in loss of consolidated joint ventures of approximately $1,121,000.

     On January 7, 1996, the Company entered into an agreement to space charter the Universe Explorer to Seawise. The term of the charter agreement is ten years. During the years ended September 30, 1999, 1998, and 1997, the Company received $9,391,000, $10,571,000 and $9,313,000, respectively, from Seawise related to this charter agreement, which is included in revenues.

NOTE K - INCOME TAXES

     Certain entities are exempt from U.S. corporate income tax on U.S. source income from their international shipping operations if (i) their countries of incorporation exempt shipping operations of U.S. persons from income tax (the "Incorporation Test") and (ii) they meet the "Ultimate Owner Test." A foreign company meets the Ultimate Owner Test if its stock is primarily and regularly traded on a U.S. stock exchange or on a stock exchange in a foreign country that exempts U.S. persons from tax on shipping earnings. The Company is involved in international shipping operations which meet the Incorporation Test because the Company and its subsidiaries are incorporated in Bermuda and Panama, respectively, which provide the required exemption to U.S. persons involved in shipping operations, and the Company believes it meets the Ultimate Owner Test due to its stock being primarily and regularly traded on the NASDAQ National Market. The issue of residence is, however, inherently factual and cannot be determined with certainty. The Company is subject to U.S. income tax on its U.S. source income that is not from the international operation of a ship.

                                                                     (continued)

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE K - INCOME TAXES - Continued

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

     The Company has a deferred tax asset of approximately $119,000 as of September 30, 1999 related to the domestic operations of Capri Cruises. The temporary differences which cause the deferred tax asset are the Company's portion of the net operating loss carryforward of Capri Cruises of $298,000 and depreciation differences of $15,000. A 100% valuation allowance against this deferred tax has been recorded as the Company has determined that it's more likely than not that the asset will not be realized. The net operating loss carryforward expires in fiscal 2008 and fiscal 2009.


NOTE L - SUMMARIZED QUARTERLY FINANCIAL DATA FOR
         1999 AND 1998 (UNAUDITED)

                      FIRST     SECOND      THIRD     FOURTH
                     QUARTER    QUARTER    QUARTER    QUARTER     YEAR
                     -------    -------    -------    -------    -------
                (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)
1999
Revenues             $12,288    $11,978    $16,755    $20,467    $61,488
Operating income         649      1,814      2,799        499      5,761
Net earnings
  Available
  for common
  stockholders           263        715      2,065      1,563    $ 4,606
Earnings per
  share - basic          .04        .10        .28        .20        .62
Earnings per
  share - diluted        .03        .09        .22        .18        .52

1998
Revenues             $11,529    $13,858    $18,428    $19,313    $63,128
Operating income         403        840      3,267      1,615      6,125
Net earnings
  available
  for common
  stockholders           111        563      2,410        939      4,023
Earnings per
  share - basic          .02        .10        .36        .16        .64
Earnings per
  share - diluted        .02        .08        .29        .16        .54

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------

10nn        Amended and Restated Operating Agreement for Coronado Seas, LLC
            dated September 17, 1999 by and among Commodore Day Cruises Limited,
            Promociones Turisticas de Rosarito, S.A. de C.V. and Viejas Band of
            Kumeyaay Indians
10oo        First Amendment to Pier Docking Agreement dated September 17, 1999, by and among Inversiones Rosarito, S.A. de C.V., Playas de Rosarito
            Marina Resort, S.A. de C.V., Coronado Seas, LLC and Banco
            Interncional, S.A.
10pp        Space Charter dated July 12, 1999, by and between Crown and Atkinson and Mullen, Inc. d/b/a Apple Vacations
10qq        Bermuda Berthing Agreement dated July 14, 1999, between the
            Government of Bermuda and Crown
10rr        1999 Stock Plan
10ss        Loan and Security Agreement Amendment No. 1 dated September 30, 1999 between Azure and Key
21          Subsidiaries of the Company
27          Financial Data Schedule