Form 10-Q
period 1999-12-31
COMMODORE HOLDINGS LTD
filed 2000-02-14
CIK 945524

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               Quarterly Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

[X] For the quarterly period ended December 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ___________ to ___________

                         Commission File Number: 0-20961

                           COMMODORE HOLDINGS LIMITED
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)


          BERMUDA                                              N/A
          -------                                              ---
 (State or other Jurisdiction                              (IRS Employer
of incorporation or organization)                      Identification Number)


4000 Hollywood Boulevard, Suite 385, South Tower, Hollywood, FL         33021
---------------------------------------------------------------         -----
         (Address of Principal Executive Offices)                     (Zip Code)

                                 (954) 967-2100
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
       during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ___

The Registrant had 7,649,118 shares of Common Stock outstanding at February 14, 2000.

                           Commodore Holdings Limited

                               Table of Contents

                                                                        Page No.
Part I. Financial Information

     Item 1. Financial Statements
                Consolidated Balance Sheets                                 2
                Consolidated Statements of Operations                       3
                Consolidated Statement of Stockholders' Equity              4
                Consolidated Statements of Cash Flows                       5
                Notes to Consolidated Financial Statements                  6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8

     Item 3. Quantitative and Qualitative Disclosure about Market Risk     10

Part II. Other Information

     Item 1. Legal Proceedings                                             11
     Item 2. Changes in Securities and Use of Proceeds                     11
     Item 3. Defaults upon Senior Securities                               11
     Item 4. Submission of Matters to a Vote of Security Holders           11
     Item 5. Other Information                                             11
     Item 6. Exhibits and Reports on Form 8-K                              11

                                     Part I
Item 1. FINANCIAL STATEMENTS

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,          SEPTEMBER 30,
                                                                       1999                 1999
                                                                   ------------          -------------
                                                                    (UNAUDITED)            (AUDITED)
                                ASSETS
Current assets
     Cash and cash equivalents                                      $ 8,257,000            $20,504,000
     Restricted cash                                                  4,897,000                977,000
     Trade and other receivables, net                                 1,786,000              1,044,000
     Due from affiliates                                              2,908,000              2,903,000
     Inventories                                                      3,061,000              2,614,000
     Prepaid expenses                                                 5,418,000              2,214,000
     Other current assets                                               279,000                 69,000
                                                                   ------------          -------------
              Total current assets                                   26,606,000             30,325,000

Property and equipment, net                                          55,266,000             49,722,000

Investment in joint ventures                                          1,663,000              1,974,000
Long-term receivable - affiliate                                      5,006,000              4,973,000
Other assets                                                          4,664,000              1,693,000
                                                                   ------------          -------------
                                                                    $93,205,000            $88,687,000
                                                                   ============          =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt                              $ 4,996,000            $ 3,652,000
     Accounts payable                                                11,758,000              8,692,000
     Accrued liabilities                                              1,276,000              1,695,000
     Due to affiliates                                                1,218,000              1,564,000
     Customer deposits                                               10,929,000              8,720,000
     Accrued interest                                                   228,000                192,000
     Capital lease obligations                                          170,000                 61,000
                                                                   ------------          -------------
              Total current liabilities                              30,575,000             24,576,000

Long-term debt, including capital lease obligations
 of $375,000 and $171,000, respectively                              26,281,000             26,996,000

Minority interest in subsidiaries                                     3,594,000              2,940,000

Stockholders' equity
     Preferred stock - authorized 10,000,000 shares
      of $.01 par value; issued and outstanding 400,000
      and 400,000 shares, respectively                                    4,000                  4,000
     Common stock - authorized 100,000,000 shares
      of $.01 par value; issued  and outstanding
      7,649,118 and 7,647,618 shares, respectively                       76,000                 76,000
     Paid-in capital                                                 21,485,000             21,481,000
     Retained earnings                                               11,190,000             12,614,000
                                                                   ------------          -------------
              Total stockholders' equity                             32,755,000             34,175,000
                                                                   ------------          -------------
                                                                    $93,205,000            $88,687,000
                                                                   ============          =============

The accompanying notes are an integral part of these statements           Page 2

              COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                              (UNAUDITED)

                                                                            Three months ended
                                                                               December 31,
                                                                            1999          1998
                                                                         -------------------------
Revenues                                                                 $12,297,000   $12,288,000

Expenses
     Operating                                                            10,397,000     9,070,000
     Marketing, selling and administrative                                 1,969,000     1,959,000
     Depreciation and amortization                                           688,000       610,000
                                                                         -------------------------
                                                                          13,054,000    11,639,000
                                                                         -------------------------

Operating (loss) income                                                     (757,000)      649,000

Other income (expense)
     Interest income                                                         163,000       111,000
     Interest expense                                                       (469,000)     (386,000)
     Minority interest share of loss of consolidated joint ventures          280,000       199,000
     Equity in net (loss) of unconsolidated joint ventures                  (310,000)     (310,000)
                                                                         -------------------------
                                                                            (336,000)     (386,000)
                                                                         -------------------------

      Net (loss) earnings before cumulative effect of change in
       accounting principle and provision for preferred stock dividend    (1,093,000)      263,000

Cumulative effect of change in accounting principle                          231,000            --
                                                                         -------------------------

      Net (loss) earnings before provision for preferred stock dividend   (1,324,000)      263,000

Provision for preferred stock dividend                                       100,000            --
                                                                         -------------------------

      Net (loss) earnings available for common stockholders              $(1,424,000)  $   263,000
                                                                         =========================

(Loss) earnings per share available for common stockholders - Basic
      Net (loss) earnings before cumulative effect of change in
       accounting principle                                              $     (0.16)  $      0.04
      Cumulative effect of change in accounting principle                      (0.03)           --
                                                                         -------------------------
      Net (loss) earnings available for common stockholders              $     (0.19)  $      0.04
                                                                         =========================

Weighted average number of common stock outstanding - Basic                7,648,000     7,355,000
                                                                         =========================

(Loss) earnings per share available for common stockholders - Diluted
      Net (loss) earnings before cumulative effect of change in
       accounting principle                                              $     (0.16)  $      0.03
      Cumulative effect of change in accounting principle                      (0.03)           --
                                                                         -------------------------
      Net (loss) earnings available for common stockholders              $     (0.19)  $      0.03
                                                                         =========================

Weighted average number of common stock outstanding - Diluted              7,648,000     8,641,000
                                                                         =========================

The accompanying notes are an integral part of these statements           Page 3

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

                      Preferred Stock         Common Stock
                    --------------------------------------------  Additional
                    Number of    Par        Number of    Par        Paid-in         Retained
                    Shares       Value      Shares       Value      Capital         Earnings          Total
                    ------------------------------------------------------------------------------------------
Balances at
 September 30, 1999  400,000    $4,000      7,647,618    $76,000    $21,481,000     $12,614,000    $34,175,000

Issuance of
 common stock                                   1,500          -          4,000               -          4,000

Net loss                   -         -              -          -              -      (1,424,000)    (1,424,000)
                     -----------------------------------------------------------------------------------------
Balances at
 December 31, 1999   400,000    $4,000      7,649,118    $76,000    $21,485,000     $11,190,000    $32,755,000
                     =========================================================================================


The accompanying notes are an integral part of this statement             Page 4

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                             1999                      1998
                                                                          ------------             -----------
Cash flows from operating activities
     Net (loss) earnings                                                  $ (1,324,000)            $   263,000
     Adjustments to reconcile net earnings to net cash
      provided by operating activities
          Cumulative effect of change in accounting principle                  231,000                       -
          Depreciation of property and equipment                               688,000                 610,000
          Amortization of deferred drydock                                     197,000                 400,000
          Amortization of deferred loan costs                                   27,000                       -
          Fair value of options to nonemployees                                      -                  88,000
          Undistributed equity in loss of joint ventures                       310,000                 310,000
        (Increase) decrease in operating assets
          Restricted cash                                                   (3,920,000)               (166,000)
          Trade and other receivables                                         (742,000)                169,000
          Due from affiliates                                                   (5,000)               (291,000)
          Inventories                                                         (447,000)                299,000
          Prepaid expenses and other current assets                         (3,611,000)             (1,120,000)
          Other assets                                                      (3,229,000)                258,000
        Increase (decrease) in operating liabilities
          Accounts payable                                                   3,066,000              (1,158,000)
          Accrued liabilities                                                 (419,000)                195,000
          Due to affiliate                                                    (346,000)                751,000
          Customer and other deposits                                        2,209,000                (758,000)
          Accrued interest                                                      36,000                  21,000
                                                                          ------------             -----------

              Net cash used in operating activities                         (7,279,000)               (129,000)

Cash flows from investing activities
     Capital expenditures                                                   (6,231,000)               (701,000)
     Long-term receivable-affiliate                                            (33,000)                (24,000)
     Increase in minority interest in subsidiaries                             654,000                (200,000)
                                                                          ------------             -----------
              Net cash used in investing activities                         (5,610,000)               (925,000)

Cash flows from financing activities
     Principal payments on debt                                               (736,000)            (10,757,000)
     Proceeds from long-term debt, net                                       1,474,000               9,663,000
     Proceeds from exercise of warrants                                          4,000                 507,000
     Preferred stock dividends paid                                           (100,000)                      -
                                                                          ------------             -----------

              Net cash provided by (used in) financing activities              642,000                (587,000)

Net decrease in cash and cash equivalents                                  (12,247,000)             (1,641,000)

Cash and cash equivalents at beginning of period                            20,504,000               3,172,000
                                                                          ------------             -----------

Cash and cash equivalents at end of period                                $  8,257,000             $ 1,531,000
                                                                          ============             ===========

Supplemental disclosure of cash flow information
     Cash paid during the period for interest                             $    673,000             $   365,000
                                                                          ============             ===========
     Cash paid during the period for taxes                                $          -             $         -
                                                                          ============             ===========

The accompanying notes are an integral part of these statements           Page 5

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial statements for the three months ended December 31, 1999 and 1998, included herein have been prepared by Commodore Holdings Limited (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which are, in the opinion of management, necessary for a fair statement for the results of the three months ended December 31, 1999 and 1998 are included. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 1999, contained in the Company's annual report on Form 10-K.

2. EARNINGS PER SHARE. The Company's basic earnings per share is calculated by dividing net earnings available for common shareholders by the weighted average shares outstanding during the period. The computation of diluted earnings per share includes all dilutive common stock equivalents in the weighted average shares outstanding.

         Financial Accounting Standards Board (FASB) Statement No. 128 "Earnings Per Share" requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computation is as follows:

Three             Net (loss)                                  Net (loss)
months ended      earnings-         Basic            Basic    earnings-         Diluted          Diluted
December 31,      Basic             Shares           EPS      Diluted           Shares           EPS
------------      ---------         ------           ---      ---------         ------           ---
1999              ($1,424,000)      7,648,000        ($0.19)  ($1,424,000)      7,648,000        ($0.19)

1998               $   263,000      7,355,000         $0.04    $   263,000      8,641,000         $0.03

         Included in diluted shares are common stock equivalents relating to options and warrants of 0 and 1,286,000 for the three months ended December 31, 1999 and 1998, respectively. Common stock equivalents were not considered in the calculation of diluted earnings per share, for the period ended December 31, 1999, due to their antidilutive effect.

3. INVESTMENT IN JOINT VENTURES.

         A condensed summary of the assets and liabilities and results of operations of the joint ventures follows:

                                                                     As of
                                                                  December 31,
                                                         -----------------------------
                                                            1999                1998
                                                            ----                ----

                  Current assets                         $ 4,422,000         $2,805,000
                  Property and equipment, net              4,207,000          4,139,000
                  Other assets                               567,000            667,000
                                                         -----------         ----------
                                Total assets             $ 9,196,000         $7,611,000
                                                         ===========         ==========
                  Current liabilities                    $ 4,895,000         $4,712,000
                  Other liabilities                          303,000            556,000
                  Partners' capital accounts               3,998,000          2,343,000
                                                         -----------         ----------
                                Total liabilities and
                                 partners' capital      $  9,196,000         $7,611,000
                                                        ============         ==========

                                             Quarter
                                        Ended December 31,
                               --------------------------------------
                                   1999                       1998
                                   ----                       ----
            Revenues           $5,797,000                  $4,969,000
            Expenses            6,727,000                   5,589,000
                               ----------                  ----------

            Net loss           $ (930,000)                 $ (620,000)
                               ==========                   =========

4. SUBSEQUENT EVENT. On January 28, 2000, Crown Cruises of Panama, Inc., a wholly owned subsidiary of the Company, purchased the 916-passenger cruise ship Crown Dynasty (the "Vessel") from Crown Dynasty, Inc., a Panamanian corporation (the "Seller"), for $86,200,000. Prior to such purchase, the Company operated the Vessel pursuant to a bareboat charter with the Seller. The Seller granted the Company an option to purchase the Vessel as part of the charter. In connection with the Company's exercise of its option to purchase the Vessel, the parties agreed to apply the $4,500,000 security deposit under the charter to the purchase price for the Vessel. The purchase price in such option was determined through arm's length negotiations between the Company and the Seller.

         The Company financed its purchase of the Vessel through loans in the aggregate principal amount of $51,720,000 from Merita Bank Plc, Christiana Bank og Kreditkasse ASA, and Skandinaviska Enskilda Banken AB (publ), and through a loan in the principal amount of $24,480,000 provided by EFF-Shipping Limited, an affiliate of the Seller. Such loans are guaranteed by the Company and secured by mortgages on the Vessel and certain other collateral related to the Vessel. The Company also used the proceeds from the issuance of 10% convertible subordinated debentures in the principal amount of $5,000,000 dollars and 10% Series B Convertible Preferred Stock with a face value of $5,000,000 dollars to finance the balance of the purchase price. The debentures and preferred stock are convertible into Common Stock beginning twelve months after issuance at $4.0625 per share. Sales of the underlying Common Stock are restricted to not more than 25% of the total number of shares of Common Stock that could be issued upon conversion per quarter, which amount increases if the Company demands conversion, which it may do in certain cases. The Company also redeemed $4,000,000 of Series B Convertible Preferred Stock at face value in connection with the new issuances. The net proceeds from these financings, after reduction for the redemption of the $4,000,000 of Series B Convertible Preferred Stock, was approximately $81,131,000. The Company obtained the balance of the purchase price for the Vessel from cash from its operations.

         The Seller of the Vessel is an affiliate of EffJohn International, B.V., the company from whom the Company acquired the Commodore Cruise Line assets in 1995. The Seller operated the Vessel as a cruise ship between 1993, when the Vessel was built, and 1995. The Seller then chartered the Vessel to others for use as a cruise ship. Upon taking delivery of the Vessel pursuant to the charter, the Company renovated and launched the Vessel as the first ship operating under its premium Crown Cruise Line brand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following is an analysis of the Company's results of operations, liquidity and capital resources. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include competing in a saturated industry against modern and larger fleets, the ability of the Company to obtain additional financing for the acquisition of additional ships, a high percentage of debt on assets owned by the Company, the potential for additional governmental regulations, the need for expensive upgrades and/or maintenance to aging vessels, general economic factors in markets where the Company operates, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1999, Compared to Three Months Ended December 31, 1998

         Revenues increased by $9,000 for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998 primarily due to the addition of the Crown Dynasty to the Company's fleet, which increase was largely offset by a reduction in revenues from the Enchanted Isle due to the drydock of the vessel for 21 days. The Company extended its regularly scheduled dry-dock on the Enchanted Isle to allow the start of the installation of a sprinkler system. The Company is not required to install a sprinkler system until October 2005 but elected to have the start of the installation commence in December 1999 to avoid another drydock for such purchase at a later date.

         The Company's operating expenses increased by $1,327,000, or 14.6%, primarily due to the addition of the Crown Dynasty to the Company's fleet and start-up expenses associated with the Company's launch of both this ship and its new premium Crown Cruise Line brand. This increase was partially offset by a decline in operating expenses for the Enchanted Isle, which was in drydock for 21 days. Depreciation and amortization increased by $78,000, or 12.8%, due to the additional capital expenditures incurred by the Company (and the associated increase in the value of this ship) in conjunction with the installation of a sprinkler system on the Universe Explorer in fiscal 1999.

         The minority interests in the Company's consolidated joint ventures (Sea-Comm and Albuferra) are reflected in the $280,000 and $199,000 line item for "Minority interest share in loss of consolidated joint ventures" for the three months ended December 31, 1999 and 1998, respectively. During both the quarters ended December 31, 1999 and 1998, this loss related primarily to Sea-Comm.

         "Equity in loss of unconsolidated joint ventures" during the first quarter of fiscal 2000 represents losses associated with the Company's Coronado Seas, LLC joint venture, which began shoreside operations during the quarter. The Company expects these losses to continue into the next quarter in that cruise operations between San Diego, California and Rosarito, Mexico are expected to begin in March 2000. The Company accounts for the Coronado joint venture under the equity method. The Company's 33% investment resulted in a net loss of $310,000 for the quarter ended December 31, 1999. The Company's Capri Cruises joint venture was at a breakeven for the quarter as compared to a loss of $310,000 for the quarter ended December 31, 1998, as Capri Cruises improved its passenger loads and on-board revenue during the quarter ended December
31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital deficiency was $3,969,000, at December 31, 1999 versus working capital of $5,749,000 at September 30, 1999. The Company's working capital deficiency was primarily due to the costs related to renovations of the Enchanted Sun as well as negative cash flows from operations for the quarter.

         Cash flows from operations used $7,279,000 and $129,000 for the first three months ended December 31, 1999 and 1998, respectively. Cash flows used in operations consisted primarily of the loss for the quarter, increases in prepaid expenses and other assets (due to the dry-docking of both the Enchanted Isle and the Crown Dynasty) and an increase in restricted cash, primarily due to the $4,500,000 deposit placed with the owners of the Crown Dynasty to secure the charter of the vessel. This deposit was used as part of the downpayment for the purchase of the vessel in January 2000. Cash flows provided by operations consisted primarily of increases in customer and other deposits (due to the addition of the Crown Dynasty), and increases in accounts payable (due to payments owed on the construction in progress on the Enchanted Sun).

         The Company's cash flow used in investing activities in the first quarter of fiscal 2000 increased from that of the same quarter in the prior fiscal year by $4,685,000. The primary reason for the increase was the capital expenditures related to the renovation of the Enchanted Sun, which increase was partially offset by the additional investment made by the Company's partner in Albuferra in October 1999.

         The Company's cash flow provided by financing activities was $642,000 during the three months ended December 31, 1999 as compared to $80,000 used in financing during the three months ended December 31, 1998. The cash flow provided in the quarter ended December 31, 1999 was primarily due to the Company's drawdown on the remainder of the proceeds of the Nordbanken loan (for the renovation of the Enchanted Sun), which was partially offset by the payments the Company made on its various loans in the quarter. During the quarter ended December 31, 1998, the Company refinanced the loan secured by the Universe Explorer, which accounted for the increases in the principal payments and proceeds from long-term debt during that quarter. The net proceeds from this loan were approximately $1,100,000.

         At December 31, 1999, the Company owed $30,902,000 pursuant the EffJohn Loan, Key Loan, NationsBank Loan and Nordbanken Loan, which loans bear interest at 6.97%, 9.14%, 7.30% and 7.79%, respectively.

         On January 28, 2000, Crown Cruises of Panama, Inc., a wholly owned subsidiary of the Company, purchased the 916-passenger cruise ship Crown Dynasty (the "Vessel") from Crown Dynasty, Inc., a Panamanian corporation (the "Seller"), for $86,200,000. Prior to such purchase, the Company operated the Vessel pursuant to a bareboat charter with the Seller. The Seller granted the Company an option to purchase the Vessel as part of the charter. In connection with the Company's exercise of its option to purchase the Vessel, the parties agreed to apply the $4,500,000 security deposit under the charter to the purchase price for the Vessel. The purchase price in such option was determined through arm's length negotiations between the Company and the Seller.

         The Company financed its purchase of the Vessel through loans in the aggregate principal amount of $51,720,000 from Merita Bank Plc, Christiana Bank og Kreditkasse ASA, and Skandinaviska Enskilda Banken AB (publ), and through a loan in the principal amount of $24,480,000 provided by EFF-Shipping Limited, an affiliate of the Seller. Such loans are guaranteed by the Company and secured by mortgages on the Vessel and certain other collateral related to the Vessel. The Company also used the proceeds from the issuance of 10% convertible subordinated debentures in the principal amount of $5,000,000 dollars and 10% Series B Convertible Preferred Stock with a face value of $5,000,000 dollars to finance the balance of the purchase price. The debentures and preferred stock are convertible into Common Stock beginning twelve months after issuance at $4.0625 per share. Sales of the underlying Common Stock are restricted to not more than 25% of the total number of shares of Common Stock that could be issued upon conversion per quarter, which amount increases if the Company demands conversion, which it may do in certain cases. The Company also redeemed $4,000,000 of Series B Convertible Preferred Stock at face value in connection with the new issuances. The net proceeds from these financings, after reduction for the redemption of the $4,000,000 of Series B Convertible Preferred Stock, was approximately $81,131,000. The Company obtained the balance of the purchase price for the Vessel from cash from its operations.

         The Seller of the Vessel is an affiliate of EffJohn International, B.V., the company from whom the Company acquired the Commodore Cruise Line assets in 1995. The Seller operated the Vessel as a cruise ship between 1993, when the Vessel was built, and 1995. The Seller then chartered the Vessel to others for use as a cruise ship. Upon taking delivery of the Vessel pursuant to the charter, the Company renovated and launched the Vessel as the first ship operating under its premium Crown Cruise Line brand.

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

         The EffJohn Loan bears interest at LIBOR plus 2%, and thus is affected by changes in interest rates. In the event that interest rates increased by 10%, the Company's interest obligation would increase by $34,000, $20,000, and $5,000, respectively, in each of its fiscal years 2000, 2001, and 2002.

Part II:          Other Information

Item 1.  LEGAL PROCEEDINGS
                  Not applicable.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable.

Item 5.  OTHER INFORMATION
                  Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

EXHIBIT
NUMBER                DESCRIPTION
------------------    ------------------------------------------------------------------------------------------------

10.1                  First Amendment to the Space Charter Agreement dated November 19, 1999, by and between Crown Cruises Limited and Atkinson and Mullen, Inc. d/b/a "Apple Vacations"*

10.2                  Loan Agreement for the principal amount of $45,000,000 dated January 24, 2000 by and among Merita Bank Plc, Christiana Bank OG Kreditkasse ASA, Skandinaviska
                      Enskilda Banken AB (publ) and Crown Cruises of Panama, Inc.

10.3                  First Priority Naval Mortgage dated January 28, 2000 made by Crown Cruises of Panama,
                      Inc. in favor of Merita Bank Plc

10.4                  Guarantee and Indemnity Agreement dated January 24, 2000 between the Company and Merita Bank Plc for $45,000,000 Loan

10.5                  Loan Agreement in the principal amount of $6,720,000 dated January 24, 2000 by and among Merita Bank Plc, Christiana Bank OG Kreditkasse ASA, Skandinaviska
                      Enskilda Banken AB (publ) and Crown Cruises of Panama, Inc.

10.6                  Second Priority Naval Mortgage dated January 28, 2000 made by Crown Cruises of Panama,
                      Inc. in favor of Merita Bank Plc

10.7                  Guarantee and Indemnity Agreement dated January 24, 2000 between the Company and Merita Bank Plc for $6,720,000 Loan

10.8                  Loan Agreement in the principal amount of $24,480,000 dated January 24, 2000 by and between EFF-Shipping Limited and Crown Cruises of Panama, Inc.

10.9                  Third Priority Naval Mortgage dated January 28, 2000 executed by Crown Cruises of
                      Panama, Inc. in favor of EFF-Shipping Limited

10.10                 Guarantee and Indemnity  Agreement dated January 24, 2000 between the Company and EFF-Shipping Limited for $24,480,000 Loan

10.11                 Addendum No. 1 dated October 7, 1999, to Bareboat Charter Party dated March 1, 1999 between Crown Cruises Limited and Crown Dynasty, Inc., as further amended by Addendum
                      No. 2 dated October 13, 1999 and Addendum No. 3 dated January 24, 2000, and the
                      Memorandum of Agreement, which is an exhibit (1) thereto.

27                    Financial Data Schedule.

*Portions of this document have been omitted pursuant to an application for an order for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1) Incorporated by reference from the Company's Current Report on Form 8-K dated February 9, 2000.

B.  Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COMMODORE HOLDINGS LIMITED
                                  (Registrant)

                                  /S/ ALAN PRITZKER
                                  ------------------------------------------
                                  Alan Pritzker
                                  Vice President, Finance and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting
                                      Officer)




February 14, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION
------------------    ------------------------------------------------------------------------------------------------

10.1                  First Amendment to the Space Charter Agreement dated November 19, 1999, by and between Crown Cruises Limited and Atkinson and Mullen, Inc. d/b/a "Apple Vacations"*

10.2                  Loan Agreement for the principal amount of $45,000,000 dated January 24, 2000 by and among Merita Bank Plc, Christiana Bank OG Kreditkasse ASA, Skandinaviska
                      Enskilda Banken AB (publ) and Crown Cruises of Panama, Inc.

10.3                  First Priority Naval Mortgage dated January 28, 2000 executed by Crown Cruises of
                      Panama, Inc. in favor of Merita Bank Plc

10.4                  Guarantee and Indemnity Agreement dated January 24, 2000 between the Company and Merita Bank Plc for $45,000,000 Loan

10.5                  Loan Agreement in the principal amount of $6,720,000 dated January 24, 2000 by and among Merita Bank Plc, Christiana Bank OG Kreditkasse ASA, Skandinaviska
                      Enskilda Banken AB (publ) and Crown Cruises of Panama, Inc.

10.6                  Second Priority Naval Mortgage dated January 28, 2000 executed by Crown Cruises of
                      Panama, Inc. in favor of Merita Bank Plc

10.7                  Guarantee and Indemnity Agreement dated January 24, 2000 between the Company and Merita Bank Plc for $6,720,000 Loan

10.8                  Loan Agreement in the principal amount of $24,480,000 dated January 24, 2000 by and between EFF-Shipping Limited and Crown Cruises of Panama, Inc.

10.9                  Third Priority Naval Mortgage dated January 28, 2000 executed by Crown Cruises of
                      Panama, Inc. in favor of EFF-Shipping Limited

10.10                 Guarantee and Indemnity  Agreement dated January 24, 2000 between the Company and EFF-Shipping Limited for $24,480,000 Loan

27                    Financial Data Schedule.

*Portions of this document omitted pursuant to an application for an order for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.