Form 10-Q/A
period 1999-03-31
COMMODORE HOLDINGS LTD
filed 2000-02-28
CIK 945524

FORM 10 - Q/A
                                (AMENDMENT NO. 1)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
     1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days

                                 Yes [X] No [ ]

        7,649,118 Shares of Common Stock outstanding at February 25, 2000

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
 10.1             Charter Agreement dated March 1, 1999 between Crown Dynasty,
                  Inc. and Crown Cruises Limited

------------------
*Portions of this document omitted pursuant to an application for an order for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

         B.       Reports on Form 8-K

                  During the quarter ended March 31, 1999, the Company did not file any current reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             COMMODORE HOLDINGS LIMITED
                             (Registrant)

                             /s/ Alan Pritzker
                             ---------------------------------------
                             Alan Pritzker

                             Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
 10.1             Charter Agreement dated March 1, 1999 between Crown Dynasty,
                  Inc. and Crown Cruises Limited

------------------
*Portions of this document omitted pursuant to an application for an order for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.