Form 10-Q/A
period 1999-12-31
COMMODORE HOLDINGS LTD
filed 2000-04-06
CIK 945524

FORM 10 - Q/A
                                (AMENDMENT NO. 1)


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 1999

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

         7,649,118 Shares of Common Stock outstanding at March 20, 2000

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

         The Company financed its purchase of the Vessel through loans in the aggregate principal amount of $51,720,000 from Merita Bank Plc, Christiana Bank og Kreditkasse ASA, and Skandinaviska Enskilda Banken AB (publ), and through a loan in the principal amount of $24,480,000 provided by EFF-Shipping Limited, an affiliate of the Seller. Such loans are guaranteed by the Company and secured by mortgages on the Vessel and certain other collateral related to the Vessel. The Company also used the proceeds from the issuance of 11% convertible subordinated debentures in the principal amount of $5,000,000 dollars and 11% Series B Convertible Preferred Stock with a face value of $5,000,000 dollars to finance the balance of the purchase price. The debentures and preferred stock are convertible into Common Stock beginning twelve months after issuance at $4.0625 per share. Sales of the underlying Common Stock are restricted to not more than 25% of the total number of shares of Common Stock that could be issued upon conversion per quarter, which amount increases if the Company demands conversion, which it may do in certain cases. The Company also redeemed $4,000,000 of Series B Convertible Preferred Stock at face value in connection with the new issuances. The net proceeds from these financings, after reduction for the redemption of the $4,000,000 of Series B Convertible Preferred Stock, was approximately $81,131,000. The Company obtained the balance of the purchase price for the Vessel from cash from its operations.

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

                                  COMMODORE HOLDINGS LIMITED
                                  (Registrant)

March 20, 2000                    /S/  ALAN PRITZKER
                                  ----------------------------------------------
                                  Alan Pritzker

                                  Vice President, Finance and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)