Form 10-Q
period 2000-03-31
COMMODORE HOLDINGS LTD
filed 2000-05-15
CIK 945524

FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

            For the transition period from ___________ to __________

                         Commission File Number: 0-20961

                           COMMODORE HOLDINGS LIMITED
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 BERMUDA                                      N/A
    ---------------------------------                 -------------------
      (State or other jurisdiction                       (IRS Employer
    of incorporation or organization)                 Identification No.)

4000 Hollywood Boulevard, Suite 385, South Tower, Hollywood, FL       33021
---------------------------------------------------------------    ----------
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

                                Yes [X]  No [ ]

The Registrant had 8,649,118 shares of common stock, par value $.01 per share, outstanding at May 15, 2000.

                           COMMODORE HOLDINGS LIMITED

                                TABLE OF CONTENTS

                                                                                       PAGE NO.
Part I Financial Information

     Item 1. Financial Statements
                 Consolidated Balance Sheets                                               2
                 Consolidated Statements of Operations                                     3
                 Consolidated Statement of Stockholders' Equity                            4
                 Consolidated Statements of Cash Flows                                     5
                 Notes to Consolidated Financial Statements                                6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                           8

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                   11

Part II Other Information

     Item 1. Legal Proceedings                                                            12
     Item 2. Changes in Securities and Use of Proceeds                                    12
     Item 3. Defaults upon Senior Securities                                              12
     Item 4. Submission of Matters to a Vote of Security Holders                          12
     Item 5. Other Information                                                            13
     Item 6. A - Exhibits                                                                 13
             B - Reports on Form 8-K                                                      13

Part I Financial Information
Item 1. Financial Statements

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,      SEPTEMBER 30,
                                                                            2000            1999
                                                                        ------------    ------------
                                                                         (UNAUDITED)      (AUDITED)
                                               ASSETS
Current assets
     Cash and cash equivalents                                          $  9,893,000    $ 20,504,000
     Restricted cash                                                         354,000         977,000
     Trade and other receivables, net                                      1,385,000       1,044,000
     Due from affiliates                                                     741,000       2,903,000
     Inventories                                                           3,126,000       2,614,000
     Prepaid expenses                                                      7,049,000       2,214,000
     Other current assets                                                    101,000          69,000
                                                                        ------------    ------------
              Total current assets                                        22,649,000      30,325,000

Property and equipment, net                                              157,243,000      49,722,000

Investment in joint ventures                                               1,463,000       1,974,000
Long-term receivable - affiliate                                           5,691,000       4,973,000
Other assets                                                               3,966,000       1,693,000
                                                                        ------------    ------------
                                                                        $191,012,000    $ 88,687,000
                                                                        ============    ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt                                  $  4,006,000    $  3,652,000
     Accounts payable                                                     18,565,000       8,692,000
     Accrued liabilities                                                   2,958,000       1,695,000
     Due to affiliates                                                       584,000       1,564,000
     Customer deposits                                                    12,676,000       8,720,000
     Accrued interest                                                         77,000         192,000
     Capital lease obligations                                               171,000          61,000
                                                                        ------------    ------------
              Total current liabilities                                   39,037,000      24,576,000

Long-term debt, including capital lease obligations
 of $331,000 and $171,000, respectively                                  102,566,000      26,996,000

Convertible subordinated debentures                                        5,000,000              --

Minority interest in subsidiaries                                          4,939,000       2,940,000

Stockholders' equity
     Preferred stock - authorized 10,000,000 shares
     Preferred stock - Series B - authorized 800,000
      shares of $.01 par value; issued and outstanding
      500,000 and 400,000 shares, respectively                                 5,000           4,000
     Preferred stock - Series C - authorized 300
      shares of $.01 par value; issued and outstanding
      250 and 0 shares, respectively                                              --              --
     Common stock - authorized 100,000,000 shares
      of $.01 par value; issued  and outstanding
      8,649,118 and 7,647,618 shares, respectively                            86,000          76,000
     Paid-in capital                                                      29,072,000      21,481,000
     Retained earnings                                                    10,307,000      12,614,000
                                                                        ------------    ------------
              Total stockholders' equity                                  39,470,000      34,175,000
                                                                        ------------    ------------
                                                                        $191,012,000    $ 88,687,000
                                                                        ============    ============

        The accompanying notes are an integral part of these statements

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTHS AND FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          MARCH 31,                        MARCH 31,
                                                                    2000            1999              2000            1999
                                                                -----------------------------     -----------------------------
Revenues                                                        $ 24,888,000     $ 11,978,000     $ 37,185,000     $ 24,266,000

Expenses
     Operating                                                    18,356,000        7,416,000       28,753,000       16,486,000
     Marketing, selling and administrative                         3,645,000        2,267,000        5,614,000        4,226,000
     Depreciation and amortization                                 1,229,000          481,000        1,917,000        1,091,000
                                                                -----------------------------     -----------------------------
                                                                  23,230,000       10,164,000       36,284,000       21,803,000
                                                                -----------------------------     -----------------------------
Operating income                                                   1,658,000        1,814,000          901,000        2,463,000

Other income (expense)
     Interest income                                                 165,000          176,000          328,000          287,000
     Interest expense                                             (1,660,000)        (411,000)      (2,129,000)        (797,000)
     Minority interest share of earnings
      of consolidated joint ventures                                (346,000)        (531,000)         (66,000)        (332,000)
     Equity in net loss of unconsolidated joint ventures            (562,000)        (266,000)        (872,000)        (576,000)
                                                                -----------------------------     -----------------------------
                                                                  (2,403,000)      (1,032,000)      (2,739,000)      (1,418,000)
                                                                -----------------------------     -----------------------------
      Net (loss) earnings before cumulative effect of change
       in accounting principle and provision for preferred
       stock dividend                                               (745,000)         782,000       (1,838,000)       1,045,000
Cumulative effect of change in accounting principle                       --               --          231,000               --
                                                                -----------------------------     -----------------------------
      Net (loss) earnings before provision for
       preferred stock dividend                                     (745,000)         782,000       (2,069,000)       1,045,000
Preferred stock dividend                                             138,000           67,000          238,000           67,000
                                                                -----------------------------     -----------------------------
      Net (loss) earnings available for common stockholders     $   (883,000)    $    715,000     $ (2,307,000)    $    978,000
                                                                =============================     =============================
(Loss) earnings per share available for common
 stockholders - Basic
      Net (loss) earnings before cumulative effect of
       change in accounting principle                           $      (0.12)    $       0.10     $      (0.27)    $       0.13
      Cumulative effect of change in accounting principle                 --               --            (0.03)              --
                                                                -----------------------------     -----------------------------
      Net (loss) earnings available for common stockholders     $      (0.12)    $       0.10     $      (0.30)    $       0.13
                                                                =============================     =============================
Weighted average number of common stock
 outstanding - Basic                                               7,659,000        7,440,000        7,654,000        7,397,000
                                                                =============================     =============================
(Loss) earnings per share available for common
 stockholders - Diluted
      Net (loss) earnings before cumulative effect of
       change in accounting principle                           $      (0.12)    $       0.09     $      (0.27)    $       0.12
      Cumulative effect of change in accounting principle                 --               --            (0.03)              --
                                                                -----------------------------     -----------------------------
      Net (loss) earnings available for common stockholders     $      (0.12)    $       0.09     $      (0.30)    $       0.12
                                                                =============================     =============================
Weighted average number of common stock
 outstanding - Diluted                                             7,659,000        8,921,000        7,654,000        8,791,000
                                                                =============================     =============================

        The accompanying notes are an integral part of these statements

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                       PREFERRED STOCK           COMMON STOCK
                      ----------------------------------------------     ADDITIONAL
                       NUMBER OF    PAR       NUMBER OF      PAR          PAID-IN       RETAINED
                        SHARES     VALUE       SHARES       VALUE         CAPITAL       EARNINGS            TOTAL
                      ----------------------------------------------------------------------------------------------
Balances at
 September 30, 1999     400,000    $4,000     7,647,618     $76,000     $21,481,000     $12,614,000      $34,175,000

Issuance of
 preferred stock, net   100,250     1,000                                 3,097,000               -        3,098,000

Issuance of
 common stock                                 1,001,500      10,000       4,494,000               -        4,504,000

Net loss                      -         -             -           -               -      (2,307,000)      (2,307,000)
                      ----------------------------------------------------------------------------------------------
Balances at
 March 31, 2000         500,250    $5,000     8,649,118     $86,000     $29,072,000     $10,307,000      $39,470,000
                      ==============================================================================================

        The accompanying notes are an integral part of these statements

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                        2000              1999
                                                                    -------------     -------------
Cash flows from operating activities
     Net (loss) earnings                                            $  (2,069,000)    $   1,045,000
     Adjustments to reconcile net earnings to net cash
      provided by operating activities
          Cumulative effect of change in accounting principle             231,000                --
          Depreciation of property and equipment                        1,917,000         1,091,000
          Amortization of deferred drydock                              1,122,000           770,000
          Amortization of deferred loan costs                              39,000                --
          Fair value of options to nonemployees                            53,000            88,000
          Undistributed equity in loss of joint ventures                  872,000           576,000
        (Increase) decrease in operating assets
          Restricted cash                                                 623,000        (1,868,000)
          Trade and other receivables                                    (341,000)         (269,000)
          Due from affiliates                                           2,162,000          (842,000)
          Inventories                                                    (512,000)           23,000
          Prepaid expenses and other current assets                    (5,989,000)       (1,363,000)
          Other assets                                                 (2,295,000)         (448,000)
        Increase (decrease) in operating liabilities
          Accounts payable                                              9,872,000           242,000
          Accrued liabilities                                           1,263,000           549,000
          Due to affiliate                                               (980,000)          501,000
          Customer deposits                                             3,956,000         1,356,000
          Accrued interest                                               (115,000)           21,000
                                                                    -------------     -------------
             Net cash provided by operating activities                  9,809,000         1,472,000

Cash Flows from investing activities
     Capital expenditures                                            (104,938,000)         (566,000)
     Long-term receivable-affiliate                                      (718,000)       (3,177,000)
     Investments - restricted                                                  --         4,629,000
     Investment in unconsolidated joint venture                          (361,000)         (251,000)
     Increase in minority interest in subsidiaries                      1,999,000           331,000
                                                                    -------------     -------------
             Net cash (used in) provided by investing activities     (104,018,000)          966,000

Cash flows from financing activities
     Principal payments on debt                                        (1,348,000)      (11,425,000)
     Proceeds from long-term debt                                      77,345,000        12,100,000
     Proceeds from sale of preferred stock, net                         3,095,000         3,670,000
     Proceeds from exercise of warrants                                     4,000           507,000
     Proceeds from sale of convertible subordinated debentures          5,000,000                --
     Payment of loan costs                                               (260,000)         (313,000)
     Preferred stock dividends paid                                      (238,000)         (228,000)
                                                                    -------------     -------------
             Net cash provided by financing activities                 83,598,000         4,311,000

Net (decrease) increase in cash and cash equivalents                  (10,611,000)        6,749,000

Cash and cash equivalents at beginning of period                       20,504,000         3,172,000
                                                                    -------------     -------------
Cash and cash equivalents at end of period                          $   9,893,000     $   9,921,000
                                                                    =============     =============
Supplemental disclosure of cash flow information
     Cash paid during the period for interest                       $   2,545,000     $     673,000
                                                                    =============     =============
     Cash paid during the period for taxes                          $          --     $          --
                                                                    =============     =============

        The accompanying notes are an integral part of these statements

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial statements for the six months ended March 31, 2000 and 1999, included herein have been prepared by Commodore Holdings Limited (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which are, in the opinion of management, necessary for a fair statement for the results of the three months and six months ended March 31, 2000 and 1999, are included. Certain information and footnote disclosure normally included in Financial Statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 1999, contained in the Company's annual report on Form 10-K.

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

         Financial Accounting Standards Board (FASB) Statement No. 128 "Earnings Per Share" requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computation is as follows:


THREE             NET (LOSS)                                  NET (LOSS)
MONTHS ENDED      EARNINGS-         BASIC            BASIC    EARNINGS-         DILUTED          DILUTED
MARCH 31,         BASIC             SHARES           EPS      DILUTED           SHARES           EPS
---------         ---------         ------           ---      ---------         ------           ---
2000              ($883,000)        7,659,000        ($0.12)  ($883,000)        7,659,000        ($0.12)

1999               $715,000         7,440,000         $0.10    $782,000         8,921,000         $0.09
SIX               NET (LOSS)                                  NET (LOSS)
MONTHS ENDED      EARNINGS-         BASIC            BASIC    EARNINGS-         DILUTED          DILUTED
MARCH 31,         BASIC             SHARES           EPS      DILUTED           SHARES           EPS
---------         ---------         ------           ---      ---------         ------           ---
2000              ($2,307,000)      7,654,000        ($0.30)  ($2,307,000)      7,654,000        ($0.30)

1999               $  978,000       7,397,000         $0.13    $1,045,000       8,791,000         $0.12

         Included in diluted shares are common stock equivalents relating to options, warrants and preferred stock of 0 and 1,481,000 for the three months ended March 31, 2000 and 1999, respectively and 0 and 1,394,000 for the six months ended March 31, 2000 and 1999, respectively. Net earnings were adjusted to calculate the diluted earnings per share by adding back $67,000 of preferred stock dividend for the three months ended March 31, 1999. Net earnings were adjusted to calculate the diluted earnings per share by adding back $67,000 of preferred stock dividend for the six months ended March 31, 1999. Common stock equivalents were not considered in the calculation of diluted earnings per share, for three and six month periods ended March 31, 2000, due to their antidilutive effect.

3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

         A condensed summary of the assets and liabilities and results of operations of the joint ventures follows:

                                                 AS OF MARCH 31,
                                            ------------------------
                                               2000          1999
                                            ----------    ----------
Current assets                              $2,426,000    $3,138,000
Property and equipment, net                  4,803,000     4,147,000
Other assets                                    28,000       458,000
                                            ----------    ----------
                   Total assets             $7,257,000    $7,743,000
                                            ==========    ==========
Current liabilities                         $4,025,000    $4,836,000
Other liabilities                              265,000       596,000
Partners' capital accounts                   2,967,000     2,311,000
                                            ----------    ----------
                   Total liabilities and
                   partners' capital        $7,257,000    $7,743,000
                                            ==========    ==========

                              THREE MONTHS                  SIX MONTHS
                             ENDED MARCH 31,              ENDED MARCH 31,
                       --------------------------    --------------------------
                          2000           1999           2000           1999
                       -----------    -----------    -----------    -----------
    Revenues           $ 5,293,000    $ 5,174,000    $11,090,000    $10,143,000
    Expenses             6,778,000      5,705,000     13,505,000     11,294,000
                       -----------    -----------    -----------    -----------
       Net loss        $ 1,485,000    $   531,000    $ 2,415,000    $ 1,151,000
                       ===========    ===========    ===========    ===========

4. PURCHASE OF CROWN DYNASTY. On January 28, 2000, Crown Cruises of Panama, Inc., a wholly owned subsidiary of the Company, purchased the 916-passenger cruise ship Crown Dynasty (the "Vessel") from Crown Dynasty, Inc., a Panamanian corporation (the "Seller"), for $86,200,000. Prior to such purchase, the Company operated the Vessel pursuant to a bareboat charter with the Seller. The Seller granted the Company an option to purchase the Vessel as part of the charter. In connection with the Company's exercise of its option to purchase the Vessel, the parties agreed to apply the $4,500,000 security deposit under the charter to the purchase price for the Vessel. The purchase price in such option was determined through arm's length negotiations between the Company and the Seller.

         The Company financed its purchase of the Vessel through loans in the aggregate principal amount of $51,720,000 from Merita Bank Plc, Christiana Bank og Kreditkasse ASA, and Skandinaviska Enskilda Banken AB (publ), and through a loan in the principal amount of $24,480,000 provided by EFF-Shipping Limited, an affiliate of the Seller. Such loans are guaranteed by the Company and secured by mortgages on the Vessel and certain other collateral related to the Vessel. The Company also used the proceeds from the issuance of 11% convertible subordinated debentures in the principal amount of $5,000,000 and 11% Series B Convertible Preferred Stock with a face value of $5,000,000 to finance the balance of the purchase price. The debentures and preferred stock are convertible into Common Stock beginning twelve months after issuance at $4.0625 per share. Sales of the underlying Common Stock are restricted to not more than 25% of the total number of shares of Common Stock that could be issued upon conversion per quarter, which amount increases if the Company demands conversion, which it may do in certain cases. The Company also redeemed $4,000,000 of Series B Convertible Preferred Stock at face value in connection with the new issuances. The net proceeds from these financings, after reduction for the redemption of the $4,000,000 of Series B Convertible Preferred Stock, was approximately $81,131,000. The Company obtained the balance of the purchase price for the Vessel from cash from its operations.

5. SERIES C PREFERRED STOCK. On March 30, 2000, the Company sold 250 shares of its Series C Convertible Preferred Stock (the "Series C Stock") and a warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $6.25 (the "Warrant") for an aggregate of $2,500,000. The Series C Stock is convertible immediately in to shares of the Company's common stock at a rate of $4.50 per share.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000, Compared to Three Months Ended March 31, 1999

         Revenues increased by $12,910,000 for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. Of this increase, $9,440,000 was due to the addition of the Crown Dynasty to the Company's fleet. Additionally, the Universe Explorer was out of service for 47 days during the quarter ended March 31, 1999 for the installation of its sprinkler system.

         The Company's operating expenses increased by $10,940,000 for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999.
Of this increase, $8,009,000 was due to the addition of the Crown Dynasty to the Company's fleet. The remainder of the increase was primarily due to additional operating days on the Universe Explorer and increases in the cost of the Company's fuel. The Company's marketing, selling and administrative expenses increased by $1,378,000 primarily due to the addition of the Crown Dynasty to the Company's fleet and start-up expenses associated with the Company's launch of the Enchanted Sun.

         Depreciation and amortization increased by $748,000 for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. Of this increase, $525,000 was due to the addition of the Crown Dynasty to the Company's fleet on January 28, 2000. The remainder of the increase was due to additional capital expenditures incurred by the Company (and the associated increase in the value of this ship) in conjunction with the installation of a sprinkler system on the Universe Explorer in fiscal 1999. Depreciation on the Company's fifth vessel, the Enchanted Sun, will begin in the third fiscal quarter of 2000 in an amount of approximately $120,000 per month. Interest expense increased by $1,249,000 primarily due to the loans associated with the purchase of the Crown Dynasty. Interest expense on the Enchanted Sun has been capitalized to the vessel cost and will be included in interest expense beginning in the third fiscal quarter in an amount of approximately $85,000 per month.

         The line item for "Minority interest share of (earnings) of consolidated joint ventures" in the amount of ($346,000) and ($531,000) for the three months ended March 31, 2000 and 1999, respectively, relates primarily to Sea-Comm.

         "Equity in loss of unconsolidated joint ventures" during the second quarter of fiscal 2000 represents losses associated with the Company's Coronado Seas, LLC and Capri Cruises joint ventures. Coronado Seas began shoreside operations during the first fiscal quarter of 2000. The Company expects these losses to continue into the next quarter in that cruise operations between San Diego, California and Rosarito, Mexico began on April 14, 2000. The Company accounts for the Coronado and Capri Cruises joint ventures under the equity method. The Company's 33% investment in Coronado resulted in a net loss of $360,000 for the quarter ended March 31, 2000. The Company's 50% investment in Capri Cruises resulted in a net loss of $202,000 for the quarter as compared to a net loss of $266,000 for the quarter ended March 31, 1999.

Six Months Ended March 31, 2000, Compared to Six Months Ended March 31, 1999

         Revenues increased by $12,919,000 for the six months ended March 31, 2000 compared to the six months ended March 31, 1999. Of this increase, $12,091,000 was due to the addition of the Crown Dynasty to the Company's fleet. Additionally, the Universe Explorer was out of service for 60 days during the six months ended March 31, 1999 for the installation of its sprinkler system. These increases were partially offset by a reduction in revenues from the Enchanted Isle due to the drydock of the vessel for 21 days. The Company extended its regularly scheduled dry-dock on the Enchanted Isle to allow the start of the installation of a sprinkler system. The Company is not required to install a sprinkler system until October 2005 but elected to have the start of the installation commence in December 1999 to avoid another drydock for such purpose at a later date.

         The Company's operating expenses increased by $12,267,000, for the six months ended March 31 2000 compared to the six months ended March 31, 1999. Of this increase, $9,886,000 was due to the addition of the Crown Dynasty to the Company's fleet. The remainder of the increase was due to additional operating days on the Universe Explorer, increases in the cost of the Company's fuel and start-up expenses associated with the Company's launch of both the Enchanted Sun and its new premium Crown Cruise Line brand. This increase was partially offset by a decline in operating expenses for the Enchanted Isle, which was in drydock for 21 days.

         Depreciation and amortization increased by $826,000 due to the addition of the Crown Dynasty to the Company's fleet as well as additional capital expenditures incurred by the Company (and the associated increase in the value of this ship) in conjunction with the installation of a sprinkler system on the Universe Explorer in fiscal 1999. Interest expense increased by $1,332,000 primarily due to the loans associated with the purchase of the Crown Dynasty.

         The line item for "Minority interest share of (earnings) of consolidated joint ventures" in the amount of ($66,000) and ($332,000) for the six months ended March 31, 2000 and 1999, respectively, relates primarily to Sea-Comm.

         "Equity in loss of unconsolidated joint ventures" during the first half of fiscal 2000 represents losses associated with the Company's Coronado Seas, LLC and Capri Cruises joint ventures. Coronado Seas began shoreside operations during the six months ended March 31, 2000. The Company expects these losses to continue into the next quarter in that cruise operations between San Diego, California and Rosarito, Mexico began on April 14, 2000. The Company accounts for the Coronado and Capri Cruises joint ventures under the equity method. The Company's 33% investment in Coronado resulted in a net loss of $670,000 for the six months ended March 31, 2000. The Company's 50% investment in Capri Cruises resulted in a net loss of $202,000 for the six months ended March 31, 2000 as compared to a net loss of $576,000 for the six months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital deficiency was $16,388,000, at March 31, 2000 versus working capital of $5,749,000 at September 30, 1999. The Company's working capital deficiency was primarily due to increases in accounts payable (due to the costs related to renovations of the Enchanted Sun and the addition of the Crown Dynasty to the Company's fleet), increases in customer deposits (due to the addition of the Crown Dynasty) as well as the net loss for the six months ended March 31, 2000 due in part to the start-up expenses associated with the Company's launch of both the Enchanted Sun and its new premium Crown Cruise Line brand, which was offset in part by increases in prepaid expenses (due to the drydocking of the Crown Dynasty and Enchanted Isle).

         Cash flows from operations provided $9,809,000 and $1,472,000 for the six months ended March 31, 2000 and 1999, respectively. Cash flows used in operations consisted primarily of the loss for the six months, increases in prepaid expenses and other assets (due to the dry-docking of both the Enchanted Isle and the Crown Dynasty). Cash flows provided by operations consisted primarily of increases in customer deposits (due to the addition of the Crown Dynasty), and increases in accounts payable and accrued liabilities (due to payments owed on the construction in progress on the Enchanted Sun and the addition of the Crown Dynasty to the Company's fleet).

         The Company's cash flow used in investing activities in the first six months of fiscal 2000 was $104,018,000 and provided $966,000 for the first six months of fiscal 1999. The primary reasons for the increase were the capital expenditures related to the purchase of the Crown Dynasty, the renovation of the Enchanted Sun and the beginning of the installation of the sprinkler system on the Enchanted Isle, these increases were partially offset by the additional investment made by the Company's partner in Albuferra.

         The Company's cash flow provided by financing activities was $88,098,000 during the six months ended March 31, 2000 as compared to $4,311,000 for the six months ended March 31, 1999. The cash flow provided in the six months ended March 31, 2000 was primarily due to the Company's drawdown on the three loans for the purchase of the Crown Dynasty, the Company's drawdown on the remainder of the proceeds of the Nordbanken loan (for the renovation of the Enchanted Sun), which was partially offset by the payments the Company made on its various loans in the quarter. During the six months ended March 31, 1999, the Company refinanced the loan secured by the Universe Explorer, which accounted for the increases in the principal payments and proceeds from long-term debt during the quarter. The net proceeds from this loan were approximately $1,100,000.

         At March 31, 2000, the Company owed $106,241,000 pursuant to the various loans it has outstanding. (See the financial statements for the year ended September 30, 1999, contained in the Company's annual report on Form 10-K for descriptions of the Company's various loans). In March 2000, the Company sold its interest rate swap on the Key Loan for approximately $470,000. This amount will be credited to the Company's interest expense over the life of the Key Loan. The Company's loans bear interest at rates between 6.97% and 9.57%.

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

         The Company financed its purchase of the Vessel through loans in the aggregate principal amount of $51,720,000 from Merita Bank Plc, Christiana Bank og Kreditkasse ASA, and Skandinaviska Enskilda Banken AB (publ), and through a loan in the principal amount of $24,480,000 provided by EFF-Shipping Limited, an affiliate of the Seller. Such loans are guaranteed by the Company and secured by mortgages on the Vessel and certain other collateral related to the Vessel. The Company also used the proceeds from the issuance of 11% convertible subordinated debentures in the principal amount of $5,000,000 and 11% Series B Convertible Preferred Stock with a face value of $5,000,000 to finance the balance of the purchase price. The debentures and preferred stock are convertible into Common Stock beginning twelve months after issuance at $4.0625 per share. Sales of the underlying Common Stock are restricted to not more than 25% of the Common Stock per quarter, which amount increases if the Company demands conversion, which it may do in certain cases. The Company also redeemed $4,000,000 of Series B Convertible Preferred Stock at face value in connection with the new issuances. The net proceeds from these financings, after reduction for the redemption of the $4,000,000 of Series B Convertible Preferred Stock, was approximately $81,131,000. The Company obtained the balance of the purchase price for the Vessel from cash from its operations.

         Under its new loan agreements, the Company has agreed not to incur or create certain additional indebtedness or liens on the Company's assets without the lenders' consents. The Company is further required to maintain certain financial ratios related to liquidity, net worth, leverage and debt service coverage and has further agreed to limit the amount of its dividends.

         On March 30, 2000, the Company sold 250 shares of its Series C Convertible Preferred Stock (the "Series C Stock") and a warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $6.25 (the "Warrant") for an aggregate of $2,500,000. The Series C Stock is convertible immediately in to shares of the Company's common stock at a rate of $4.50 per share. The proceeds of the sale were used for general working capital purposes. If the Series C Stock is not converted within thirteen months after issuance, the Company is obligated to repurchase it at the option of the holder at 105% of the issuance price.

INFLATION

         The impact of inflation on the Company's operations, other than increases in fuel for the Company's fleet, has not been significant to date. The Company's fuel cost for the six months ended March 31, 2000, on a per day basis, increased by approximately 68% over the six months ended March 31, 1999, for the Enchanted Isle and the Universe Explorer. Fuel expense represented approximately 15.5% and 11.2% of the Company's operating expenses for the six months ended March 31, 2000 and 1999, respectively. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate instruments, with respect to both its liquid assets and its debt instruments.

         The Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate declines. An immediate decline of 10% in interest rates would reduce the Company's annual interest income by $49,000.

         The EffJohn Loan bears interest at LIBOR plus 2% and the Key Loan bears interest at the prime rate plus .8%, and thus are affected by changes in interest rates. In the event that interest rates increased by 10%, the Company's interest obligations would increase by approximately $59,000, $105,000, $87,000, $78,000 and $73,000, respectively, in each of its fiscal years 2000, 2001, 2002, 2003 and 2004.

Part II. Other Information

Item 1.  LEGAL PROCEEDINGS.

         None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On January 5, 2000, the Company sold 500,000 shares of its Series B Convertible Preferred Stock (the "Series B Stock") for $10 per share and 11% Convertible Debentures in the principal amount of $5,000,000 (the "Debentures") for face value to unaffiliated third parties. The Company also redeemed $4,000,000 of Series B Stock at face value in connection with the new issuances. The Series B Stock and the Debentures are convertible into shares of the Company's common stock, beginning 12 months after the date of issuance, at a rate of $4.0625 per share. The sale of the Series B Stock and the Debenture was exempt from registration pursuant to Section 4(2) of the Securities Act.

         On January 15, 2000, the Company issued a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $5.64 per share to an unaffiliated third party in connection with services provided to the Company. The issuance of the warrant was exempt from registration pursuant to Section 4(2) of the Securities Act.

         On March 30, 2000, the Company sold 250 shares of its Series C Convertible Preferred Stock (the "Series C Stock") and a warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $6.25 (the "Warrant") for an aggregate of $2,500,000. The Series C Stock is convertible immediately in to shares of the Company's common stock at a rate of $4.50 per share. The sale of the Series C Stock and the Warrant were exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder.

         On March 31, 2000, the Company issued an aggregate of 1,000,000 shares of the Company's common stock to unaffiliated third parties as partial consideration for services rendered by such third parties in connection with the renovation of the Enchanted Sun. The shares were valued at $4.50 per share. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Stockholders (the "Annual Meeting") was held on Monday, February 28, 2000 at the offices of Broad and Cassel, Miami Center, Suite 3000, 201 South Biscayne Boulevard, Miami, Florida 33131.

(b) The following individuals were elected directors until the annual meeting of stockholders to be held in the year 2003 or until their successors are elected and qualified:

                                       VOTES        ABSTENTIONS
                                     AGAINST OR      AND BROKER
                       VOTES FOR      WITHHELD       NON-VOTES
                       ---------      -------        ---------
Ralph V. De Martino    7,095,159      211,100            0

Mark J. Maged          7,095,159      211,100            0

         The term of office of each of the following directors continued after the meeting: Jeffrey I. Binder, Frederick A. Mayer and Jeffrey B. Rabin.

(c) The stockholders voted to appoint Grant Thornton LLP as the Company's independent auditors for the 2000 fiscal year and to authorize the Board of Directors to set the auditor's fees.

                                   VOTES AGAINST OR      ABSTENTIONS AND
               VOTES FOR               WITHHELD          BROKER NON-VOTES
               ---------               --------          ----------------
               7,012,559               223,700                70,000

         The stockholders also voted to adopt the Company's 1999 Stock Plan.

                                   VOTES AGAINST OR      ABSTENTIONS AND
               VOTES FOR               WITHHELD          BROKER NON-VOTES
               ---------               --------          ----------------
               2,475,206               428,140              4,117,913

Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORT ON FORM 8-K.

(a)      Exhibits.

     EXHIBIT NUMBER             DESCRIPTION

         10.1 Form of Stock Purchase Agreement for Series B Convertible Preferred Stock and 11% Convertible Debenture

         10.2 Form of Stock Purchase Agreement for Series C Convertible Preferred Stock and Warrant

         27       Financial Data Schedule

(b)      Reports on Form 8-K.

         During the quarter ended March 31, 2000, the Company filed a Current Report on Form 8-K dated January 28, 2000. In Item 2. of such report, the Company reported the purchase of the M/V Crown Dynasty for a purchase price of $86.2 million from Crown Dynasty, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COMMODORE HOLDINGS LIMITED
                                  (Registrant)

                                  /S/ ALAN PRITZKER
                                  --------------------------------------------
                                  Alan Pritzker
                                  Vice President, Finance and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

May 15, 2000

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
 10.1             Form of Stock Purchase Agreement for Series B Convertible
                  Preferred Stock and 11% Convertible Debenture

 10.2 Form of Stock Purchase Agreement for Series C Convertible Preferred Stock and Warrant

 27               Financial Data Schedule