Form 10-Q
period 2000-06-30
COMMODORE HOLDINGS LTD
filed 2000-08-14
CIK 945524

FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to __________

                        Commission File Number: 0-20961

                           COMMODORE HOLDINGS LIMITED
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            BERMUDA                                                 N/A
---------------------------------                         ----------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                         Identification Number)


4000 Hollywood Boulevard, Suite 385, South Tower, Hollywood, FL        33021
---------------------------------------------------------------     ----------
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


                                 Yes [X] No [ ]

The Registrant had 8,649,118 Shares of Common Stock, par value $.01 per share, outstanding at August 14, 2000.

                       Commodore Holdings Limited

                            Table of Contents
                                                                        Page No.
Part I Financial Information

     Item 1. Financial Statements
             Consolidated Balance Sheets                                    2
             Consolidated Statements of Operations                          3
             Consolidated Statement of Stockholders' Equity                 4
             Consolidated Statements of Cash Flows                          5
             Notes to Consolidated Financial Statements                     6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9

     Item 3. Quantitative and Qualitative Disclosures About Market Risk    13

Part II Other Information

     Item 1. Legal Proceedings                                             15
     Item 2. Changes in Securities and Use of Proceeds                     15
     Item 3. Defaults upon Senior Securities                               15
     Item 4. Submission of Matters to a Vote of Security Holders           15
     Item 5. Other Information                                             15
     Item 6. A - Exhibits                                                  15
             B - Reports on Form 8-K                                       15

Part I: Financial Information
Item 1: Financial Statements

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          JUNE 30,      SEPTEMBER 30,
                                                            2000            1999
                                                        -------------   -------------
                                                         (UNAUDITED)      (AUDITED)
ASSETS
Current assets
     Cash and cash equivalents                          $   5,453,000   $  20,504,000
     Restricted cash                                          336,000         977,000
     Trade and other receivables, net                       1,873,000       1,044,000
     Due from affiliates                                      663,000       2,903,000
     Inventories                                            3,329,000       2,614,000
     Prepaid expenses                                       4,827,000       2,214,000
     Other current assets                                     408,000          69,000
                                                        -------------   -------------
             Total current assets                          16,889,000      30,325,000

Property and equipment, net                               149,680,000      49,722,000

Investment in joint ventures                                1,531,000       1,974,000
Long-term receivable - affiliate                            4,201,000       4,973,000
Other assets                                                2,600,000       1,693,000
                                                        -------------   -------------
                                                        $ 174,901,000   $  88,687,000
                                                        =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt                  $   9,740,000   $   3,652,000
     Note payable                                           2,000,000              --
     Accounts payable                                      16,036,000       8,692,000
     Accrued liabilities                                    2,675,000       1,695,000
     Due to affiliates                                      1,620,000       1,564,000
     Customer deposits                                     14,776,000       8,720,000
     Accrued interest                                         135,000         192,000
     Capital lease obligations                                314,000          61,000
                                                        -------------   -------------
             Total current liabilities                     47,296,000      24,576,000

Long-term debt, including capital lease obligations
 of $488,000 and $171,000, respectively                    96,102,000      26,996,000

Convertible subordinated debentures                         5,000,000              --

Due to affiliates - long-term                               1,000,000              --

Minority interest in subsidiaries                              39,000       2,940,000

Redeemable preferred stock                                  2,500,000              --

Stockholders' equity
     Preferred stock - Series B - authorized 800,000
      shares of $.01 par value; issued and outstanding
      500,000 and 400,000 shares, respectively                  5,000           4,000
     Common stock - authorized 100,000,000 shares
      of $.01 par value; issued  and outstanding
      8,649,118 and 7,647,618 shares, respectively             86,000          76,000
     Paid-in capital                                       26,971,000      21,481,000
     (Accumulated deficit) retained earnings               (4,098,000)     12,614,000
                                                        -------------   -------------
             Total stockholders' equity                    22,964,000      34,175,000
                                                        -------------   -------------
                                                        $ 174,901,000   $  88,687,000
                                                        =============   =============

        The accompanying notes are an integral part of these statements.

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTHS AND FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                    Three months ended          Nine months ended
                                                                         June 30,                     June 30,
                                                                   2000           1999          2000           1999
                                                               ---------------------------   ---------------------------
Revenues                                                       $ 24,740,000   $ 16,755,000   $ 61,925,000   $ 41,021,000

Expenses
     Operating                                                   20,786,000     10,558,000     49,538,000     27,044,000
     Marketing, selling and administrative                        5,142,000      2,733,000     10,756,000      6,960,000
     Depreciation and amortization                                1,643,000        665,000      3,561,000      1,755,000
                                                               ---------------------------   ---------------------------
                                                                 27,571,000     13,956,000     63,855,000     35,759,000
                                                               ---------------------------   ---------------------------

Operating (loss) income                                          (2,831,000)     2,799,000     (1,930,000)     5,262,000

Other income (expense)
     Interest income                                                123,000        156,000        452,000        442,000
     Interest expense                                            (2,528,000)      (536,000)    (4,658,000)    (1,333,000)
     Unusual and nonrecurring losses                            (14,929,000)            --    (14,929,000)            --
     Minority interest share of unusual
      and nonrecurring losses                                     4,629,000             --      5,629,000             --
     Minority interest share of loss (earnings)
      of other consolidated joint ventures                        1,966,000       (506,000)     1,901,000       (838,000)
     Equity in net (loss) earnings of
      unconsolidated joint ventures                                (660,000)       252,000     (1,532,000)      (323,000)
                                                               ---------------------------   ---------------------------
                                                                (11,399,000)      (634,000)   (13,137,000)    (2,052,000)
                                                               ---------------------------   ---------------------------
      Net (loss) earnings before cumulative effect of change
       in accounting principle and provision for preferred
       stock dividend                                           (14,230,000)     2,165,000    (15,067,000)     3,210,000
Cumulative effect of change in accounting principle                      --             --        231,000             --
                                                               ---------------------------   ---------------------------

      Net (loss) earnings before provision for
       preferred stock dividend                                 (14,230,000)     2,165,000    (15,298,000)     3,210,000
Preferred stock dividend                                            176,000        100,000        414,000        167,000
                                                               ---------------------------   ---------------------------

      Net (loss) earnings available for common stockholders    $(14,406,000)  $  2,065,000   $(15,712,000)  $  3,043,000
                                                               ===========================   ===========================

(Loss) earnings per share available for common
 stockholders - Basic
      Net (loss) earnings before cumulative effect of
       change in accounting principle                          $      (1.67)  $       0.28   $      (1.94)  $       0.41
      Cumulative effect of change in accounting principle                --             --          (0.03)            --
                                                               ---------------------------   ---------------------------
      Net (loss) earnings available for common stockholders    $      (1.67)  $       0.28   $      (1.97)  $       0.41
                                                               ===========================   ===========================

Weighted average number of common stock
 outstanding - Basic                                              8,649,000      7,504,000      7,985,000      7,433,000
                                                               ===========================   ===========================

(Loss) earnings per share available for common
 stockholders - Diluted
      Net (loss) earnings before cumulative effect of
       change in accounting principle                          $      (1.67)  $       0.22   $      (1.94)  $       0.35
      Cumulative effect of change in accounting principle                --             --          (0.03)            --
                                                               ---------------------------   ---------------------------
      Net (loss) earnings available for common stockholders    $      (1.67)  $       0.22   $      (1.97)  $       0.35
                                                               ===========================   ===========================

Weighted average number of common stock
 outstanding - Diluted                                            8,649,000      9,724,000      7,985,000      9,178,000
                                                               ===========================   ===========================

        The accompanying notes are an integral part of these statements.

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                          Preferred Stock       Common Stock                 (Accumulated
                         -------------------------------------   Additional    Deficit)
                         Number of   Par    Number of     Par      Paid-in     Retained
                           Shares   Value    Shares      Value     Capital     Earnings       Total
                         -----------------------------------------------------------------------------
Balances at
 September 30, 1999       400,000  $ 4,000  7,647,618  $ 76,000  $21,481,000  $12,614,000  $34,175,000

Redemption of
 preferred stock         (400,000)  (4,000)                       (3,996,000)           -   (4,000,000)

Issuance of
 preferred stock, net     500,000    5,000                         4,735,000            -    4,740,000

Issuance of
 common stock                               1,001,500    10,000    4,494,000            -    4,504,000

Fair value of options
 to nonemployees                -        -          -         -      257,000            -      257,000

Net loss                        -        -          -         -            -  (16,712,000) (16,712,000)
                         -----------------------------------------------------------------------------
Balances at
 June 30, 2000            500,000  $ 5,000  8,649,118  $ 86,000  $26,971,000  $(4,098,000) $22,964,000
                         =============================================================================

        The accompanying notes are an integral part of these statements.

                  COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                     2000             1999
                                                                 ------------      -----------
Cash flows from operating activities
     Net (loss) earnings                                         $(16,298,000)     $ 3,210,000
     Adjustments to reconcile net (loss) earnings to net cash
      provided by operating activities
          Cumulative effect of change in accounting principle         231,000                -
          Impairment loss                                          11,704,000                -
          Depreciation of property and equipment                    3,561,000        1,755,000
          Amortization of deferred drydock                          1,851,000        1,454,000
          Amortization of deferred loan costs                         131,000                -
          Fair value of options to nonemployees                        53,000           88,000
          Undistributed equity in loss of joint ventures            1,532,000          323,000
        (Increase) decrease in operating assets
          Restricted cash                                             641,000         (902,000)
          Trade and other receivables                                (829,000)        (674,000)
          Due from affiliates                                       2,240,000       (1,803,000)
          Inventories                                                (715,000)        (339,000)
          Prepaid expenses and other current assets                (4,497,000)      (3,084,000)
          Other assets                                             (1,144,000)        (378,000)
        Increase (decrease) in operating liabilities
          Accounts payable                                          7,344,000       (2,144,000)
          Accrued liabilities                                        (718,000)       1,431,000
          Due to affiliate                                             56,000        1,154,000
          Customer deposits                                         6,056,000        2,378,000
          Accrued interest                                            (57,000)          26,000
                                                                 ------------      -----------
        Net cash provided by operating activities                  11,142,000        2,495,000
                                                                 ------------      -----------
Cash flows from investing activities
     Capital expenditures                                        (108,592,000)      (5,770,000)
     Long-term receivable - affiliate                                 772,000       (2,614,000)
     Investments - restricted                                               -        4,629,000
     Investment in unconsolidated joint ventures                   (1,089,000)        (251,000)
     (Decrease) increase in minority interest in subsidiaries      (1,901,000)         837,000
                                                                 ------------      -----------
        Net cash used in investing activities                    (110,810,000)      (3,169,000)
                                                                 ------------      -----------
Cash flows from financing activities
     Principal payments on debt                                    (2,153,000)     (12,181,000)
     Proceeds from long-term debt                                  77,345,000       16,600,000
     Proceeds from notes payable                                    2,000,000                -
     Proceeds from sale of redeemable preferred stock               2,500,000                -
     Redemption of preferred stock                                 (4,000,000)               -
     Proceeds from sale of preferred stock, net                     4,740,000        3,670,000
     Proceeds from exercise of warrants                                 4,000          528,000
     Proceeds from sale of convertible subordinated debentures      5,000,000                -
     Payment of loan costs                                           (405,000)        (394,000)
     Preferred stock dividends paid                                  (414,000)        (328,000)
                                                                 ------------      -----------
        Net cash provided by financing activities                  84,617,000        7,895,000
                                                                 ------------      -----------
Net (decrease) increase in cash and cash equivalents              (15,051,000)       7,221,000

Cash and cash equivalents at beginning of period                   20,504,000        3,172,000
                                                                 ------------      -----------
Cash and cash equivalents at end of period                       $  5,453,000      $10,393,000
                                                                 ============      ===========

Supplemental disclosure of cash flow information
     Cash paid during the period for interest                    $  4,501,000      $ 1,071,000
                                                                 ============      ===========
     Cash paid during the period for taxes                       $          -      $         -
                                                                 ============      ===========

        The accompanying notes are an integral part of these statements.

                   COMMODORE HOLDINGS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. The financial statements for the nine months ended June 30, 2000 and 1999, included herein have been prepared by Commodore Holdings Limited (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments which are, in the opinion of management, necessary for a fair statement for the results of the three months and nine months ended June 30, 2000 and 1999, are included. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 1999, contained in the Company's annual report on Form 10-K.

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

         Financial Accounting Standards Board (FASB) Statement No. 128 "Earnings Per Share" requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computation is as follows:

Three            Net (loss)                                    Net (loss)
months ended     earnings-            Basic         Basic      earnings-            Diluted       Diluted
June 30,         Basic                Shares        EPS        Diluted              Shares        EPS
------------     ------------         ---------     --------   ------------         ---------     --------
2000             $(14,406,000)        8,649,000     $  (1.67)  $(14,406,000)        8,649,000     $  (1.67)

1999             $  2,065,000         7,504,000     $   0.28   $  2,165,000         9,724,000     $   0.22

Nine             Net (loss)                                    Net (loss)
months ended     earnings-            Basic         Basic      earnings-            Diluted       Diluted
June 30,         Basic                Shares        EPS        Diluted              Shares        EPS
------------     ------------         ---------     --------   ------------         ---------     --------
2000             $(16,712,000)        7,985,000     $  (2.09)  $(16,712,000)        7,985,000     $  (2.09)

1999             $  3,043,000         7,433,000     $   0.41   $  3,210,000         9,178,000     $   0.35

         Included in diluted shares are common stock equivalents relating to options, warrants and preferred stock of 0 and 2,220,000 for the three months ended June 30, 2000 and 1999, respectively and 0 and 1,745,000 for the nine months ended June 30, 2000 and 1999, respectively. Net earnings were adjusted to calculate the diluted earnings per share by adding back $100,000 and $167,000 of preferred stock dividends for the three and nine months ended June 30, 1999, respectively. Common stock equivalents were not considered in the calculation of diluted earnings per share, for the three and nine month periods ended June 30, 2000, due to their antidilutive effect.

3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE.

         A condensed summary of the assets and liabilities and results of operations of the Capri Cruises joint venture follows:

                                                                              As of
                                                                             June 30,
                                                                             --------
                                                                    2000                  1999
                                                                 -----------           ----------
                  Current assets                                 $ 2,237,000           $3,588,000
                  Property and equipment, net                      3,465,000            4,009,000
                  Other assets                                            --               96,000
                                                                 -----------           ----------
                                     Total assets                $ 5,702,000           $7,693,000
                                                                 ===========           ==========
                  Current liabilities                            $ 2,404,000           $4,341,000
                  Other liabilities                                  234,000              536,000
                  Partners' capital accounts                       3,064,000            2,816,000
                                                                 -----------           ----------
                                     Total liabilities and
                                      partners' capital          $ 5,702,000           $7,693,000
                                                                 ===========           ==========


                                      Three Months                        Nine Months
                                      Ended June 30,                      Ended June 30,
                                 --------------------------        -----------------------------
                                    2000            1999              2000               1999
                                 ----------      ----------        -----------       -----------
         Revenues                $6,662,000      $6,335,000        $17,752,000       $16,478,000
         Expenses                 6,443,000       5,831,000         17,937,000        17,125,000
                                 ----------      ----------        -----------       -----------
         Net earnings (loss)     $  219,000      $  504,000        $  (185,000)      $  (647,000)
                                 ==========      ==========        ===========       ===========

4. LONG-TERM DEBT. On January 28, 2000, the Company purchased the Crown Dynasty (the "Vessel") for $86,200,000. The Company financed its purchase of the Vessel through loans in the aggregate principal amount of $51,720,000 from Merita Bank Plc, Christiana Bank og Kreditkasse ASA, and Skandinaviska Enskilda Banken AB
(publ), and through a loan in the principal amount of $24,480,000 provided by Eff-Shipping Limited, an affiliate of the seller of the Vessel. Such loans are guaranteed by the Company and secured by mortgages on the Vessel and certain other collateral related to the Vessel. The Company also used the proceeds from the issuance of 11% convertible subordinated debentures in the principal amount of $5,000,000 and 11% Series B Convertible Preferred Stock with a face value of $5,000,000 to finance the balance of the purchase price. The Company also redeemed $4,000,000 of Series B Convertible Preferred Stock at face value in connection with the new issuances. The net proceeds from these financings, after reduction for the redemption of the $4,000,000 of Series B Convertible Preferred Stock, was approximately $81,131,000. The Company obtained the balance of the purchase price for the Vessel from cash from its operations.

         Under several of the Company's loan agreements, including the loans for the acquisition of the Vessel, the Company is required to maintain certain financial ratios related to liquidity, net worth, leverage and debt service coverage. At June 30, 2000, the Company was not in compliance with certain of its ratios and believed that it would not be in compliance with such ratios between such date and the end of fiscal year 2000. The Company contacted its lenders and obtained waivers or their written agreement to temporarily reset these ratios through the end of fiscal 2000. In addition, one of the Company's lenders agreed to loan the Company the short-term $2 million Nordbanken Note Payable to assist the Company in its efforts to repay vendors of the Enchanted Sun.

         The Company plans to negotiate amendments to its loan agreements with its lenders to permanently ease certain of its financial ratios. The Company's lenders have indicated their willingness to reset such ratios, but have not yet suggested to the Company what ratios will be acceptable to them. The Company believes that the decision of its lenders will be based on its ability to implement its business plan, including its ability to redeploy the Enchanted Sun. The Company has been in discussions with several third parties regarding the purchase or charter of the Enchanted Sun and believes that it will be able to redeploy the vessel on terms acceptable to its lenders. If the Company is successful, based on its lenders' actions in making the Nordbanken Note Payable and waiving the ratio violations to date, the Company believes its lenders will reset its financial ratios at levels it can meet. Based on these beliefs, the Company has presented the portion of its debt due in the next twelve months as a current liability with the balance shown as long-term debt.

5. REDEEMABLE PREFERRED STOCK. On March 30, 2000, the Company sold 250 shares of its Series C Convertible Preferred Stock (the "Series C Stock") and a warrant to purchase 75,000 shares of the Company's Common Stock at an exercise price of $6.25 per share for an aggregate of

$2,500,000. The Series C Stock is convertible immediately into shares of the Company's Common Stock at a rate of $4.50 per share. The proceeds of the sale were used for general working capital purposes. In addition, commencing April 30, 2001, the holders of the Series C Stock have the right, for a 90-day period, to request that the Company redeem all or a portion of the Series C Stock for $10,500 per share. The Company has not identified how it proposes to fund this repurchase if the holders of the Series C Stock exercise their option, assuming the Company is legally permitted to repurchase the Series C Stock at the time the holders exercise their option.

6. SUSPENSION OF OPERATIONS OF CORONADO SEAS, LLC. The Company announced on June 3, 2000 that its Coronado Seas joint venture had suspended day cruises between San Diego, California and Rosarito, Mexico. Upon commencing operations in April 2000, Coronado Seas encountered logistical problems at the new pier in Rosarito and was unable to disembark passengers at the pier on a regular basis. So as not to disappoint passengers, the Company and one of its partners in Coronado Seas, the Viejas Band of Kumeyaay Indians ("Viejas"), decided to suspend operations indefinitely.

         In connection with the shutdown of operations of Coronado and the partial satisfaction of claims of vendors who provided goods and services to the Enchanted Sun, the ship operated by Coronado Seas, Commodore agreed to lend $2 million and Viejas agreed to lend $1 million (the "Settlement Loans") to Coronado and Albuferra Investments, Inc. ("Albuferra"), the owner of the Enchanted Sun. Viejas also agreed write off all of its claims against Albuferra and to satisfy certain other claims against Coronado and Albuferra equal to approximately $1 million. The Settlement Loans do not bear interest and will be repaid from the net proceeds of any charter, sale or other re-deployment of the Enchanted Sun to each of Commodore and Viejas. The Viejas' portion of the Settlement Loans is shown as "Due to affiliate-Long-term." The Settlement Loans were made in May and June 2000.

         Commodore is using the proceeds from the Settlement Loans exclusively to settle the claims of Albuferra's vendors and to pay for the repositioning and maintenance of the Enchanted Sun pending its re-deployment or sale by Albuferra. Neither Commodore nor Viejas is required to loan any additional funds to either Coronado or Albuferra; however, if the Settlement Loans are insufficient to satisfy all of the vendor claims and pay for the repositioning and maintenance of the Enchanted Sun, Commodore may loan additional funds to Albuferra. After the last cruise operated by Coronado, Coronado removed the Viejas name from the Enchanted Sun.

 A condensed summary of the results of operations of the Coronado Seas joint venture follows:

                           Three Months     Nine Months
                              Ended            Ended
                                   June 30, 2000
                           ----------------------------

         Revenues          $   757,000      $   757,000
         Expenses            3,062,000        5,073,000
                           -----------      -----------
         Net loss          $(2,305,000)     $(4,316,000)
                           ===========      ===========

         Effective June 2000, the Company, pursuant to the Settlement Agreement with Viejas, obtained majority ownership of Coronado Seas and began accounting for it as a consolidated subsidiary of the Company.

         In order to obtain its portion of the Settlement Loan, the Company borrowed $2 million from Nordbanken AB on June 20, 2000. The loan is secured by a second mortgage on the Enchanted Isle and bears interest at LIBOR plus 2% per annum. The term of the loan is six months and principal and interest on the loan are due at its maturity. The Company also agreed to grant a third mortgage in the amount of $2 million on the Enchanted Isle to EFF-Shipping Limited as additional security for its loan on the Vessel.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following is an analysis of the Company's results of operations, liquidity and capital resources. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include competing in a saturated industry against modern and larger fleets, the ability of the Company to obtain additional financing to fund its continued operations and for the acquisition of additional ships, a high percentage of debt on assets owned by the Company, the Company's deficit working capital position, the potential for additional governmental regulations, the need for expensive upgrades and/or maintenance to aging vessels, general economic factors in markets where the Company operates, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Results of Operations

Three Months Ended June 30, 2000, Compared to Three Months Ended June 30, 1999

         Revenues increased by $7,985,000 for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. This increase was due to the addition of the Crown Dynasty to the Company's fleet in December 1999 and was partially offset by a decline in revenues of approximately $1,775,000 associated with the Universe Explorer due to a decline in load factors on its Alaska cruises from 93% in the quarter ended June 30, 1999 to 66% for the quarter ended June 30, 2000 and a 23-day increase in the number of days the Universe Explorer operated on this program during fiscal 2000.

         The Company's operating expenses increased by $10,228,000 for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. Of this increase, $6,823,000 was due to the addition of the Crown Dynasty to the Company's fleet. The remainder of the increase was primarily due to increases in the cost of the Company's fuel. The Company's marketing, selling and administrative expenses increased by $2,409,000 primarily due to the addition of the Crown Dynasty and the Enchanted Sun to the Company's fleet.

         Depreciation and amortization increased by $978,000 for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. Of this increase, $829,000 was due to the addition of the Crown Dynasty to the Company's fleet. The remainder of the increase was due to depreciation expense related to the Enchanted Sun and additional capital expenditures incurred by the Company (and the associated increase in the value of this ship) in conjunction with the installation of a sprinkler system on the Universe Explorer in fiscal 1999. Interest expense increased by $1,992,000 primarily due to the loans associated with the purchase of the Crown Dynasty and the Enchanted Sun.

         In June 2000, the Company recorded an unusual and nonrecurring loss for the shutdown of the Coronado Seas San Diego operation in the amount of $14,929,000. Management believes that after the shutdown of this operation, the book value of the Enchanted Sun, which was the specialized vessel that served this operation, was in excess of its fair market value. Accordingly, management wrote down the value of the Enchanted Sun by $11,704,000, which represents the largest portion of this unusual and nonrecurring loss. The Company's portion of this loss was reduced by $4,629,000, which represents the share of this loss attributable to the Company's minority partner in Albuferra Investments, Inc. ("Albuferra"), the owner of the Enchanted Sun. There can be no assurance that the adjusted book value represents the amount the Company could realize in an outright sale. If the Company sells the vessel and the sale price is less than or more than the adjusted book value, the Company will record this difference at the time of such sale. If the Company obtains an appraisal of the vessel that is less than the adjusted book value, the Company will record this difference at the time of such appraisal.

The remainder of the unusual and nonrecurring loss relates to expenses of the Enchanted Sun the Company expects to incur until the Company sells or redeploys it. The Company is presently attempting to sell, charter or redeploy the Enchanted Sun.

         The line item for "Minority interest share of loss (earnings) of other consolidated joint ventures" in the amount of $1,966,000 and ($506,000) for the three months ended June 30, 2000 and 1999, respectively, relate primarily to Sea-Comm. Sea-Comm lost approximately $3,932,000 during the three months ended June 30, 2000 as compared to a profit of approximately $1,012,000 during the three months ended June 30, 1999. The decline in the earnings of Sea-Comm was primarily due to a decline in the load factor from 93% to 66% for the Alaska program during the quarter ended June 30, 2000 and an increase in the number of days the Universe Explorer operated on the Alaska program from 28 days to 51 days during such quarter. During fiscal 1999, the Universe Explorer operated the Semester at Sea program during such 23 days.

         "Equity in net (loss) earnings of unconsolidated joint ventures" during the third quarter of fiscal 2000 represents profits and losses associated with the Company's Capri Cruises and Coronado Seas joint ventures. The Company accounts for the Capri Cruises joint venture under the equity method. The Company's 50% investment in Capri Cruises resulted in a net profit of $108,000 for the quarter as compared to a net profit of $202,000 for the quarter ended June 30, 1999. The Company accounted for the Coronado Seas joint venture under the equity method until June 2000, when the Company entered into a settlement agreement (the "Settlement Agreement") with the Viejas Band of Kumeyaay Indians ("Viejas"), one of the Company's partners in Coronado Seas. Pursuant to the Settlement Agreement, the Company obtained majority ownership of Coronado Seas. Prior to the date of the Settlement Agreement, the Company's 33% investment in Coronado Seas resulted in a net loss of $768,000 for the quarter ended June 30, 2000.

Nine Months Ended June 30, 2000, Compared to Nine Months Ended June 30, 1999

         Revenues increased by $20,904,000 for the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999. This increase was attributable to the addition of the Crown Dynasty to the Company's fleet in December 1999. Additionally, the Universe Explorer was out of service for 60 days during the nine months ended June 30, 1999 for the installation of its sprinkler system. This increase was partially offset by a reduction in revenues from the Enchanted Isle due to the drydock of the vessel for 21 days during fiscal 2000. The Company extended its regularly scheduled drydock on the Enchanted Isle to allow the start of the installation of a sprinkler system. The Company is not required to install a sprinkler system until October 2005 but elected to have the start of the installation commence in December 1999 to avoid another drydock for such purpose at a later date.

         The Company's operating expenses increased by $22,494,000, for the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999. Of this increase, $16,709,000 was due to the addition of the Crown Dynasty to the Company's fleet. The remainder of the increase was due to additional operating days on the Universe Explorer, increases in the cost of the Company's fuel and start-up expenses associated with the Company's launch of both the Enchanted Sun and its new premium Crown Cruise Line brand. This increase was partially offset by a decline in operating expenses for the Enchanted Isle, which was in drydock for 21 days.

         Depreciation and amortization increased by $1,806,000 due to the addition of the Crown Dynasty to the Company's fleet as well as additional capital expenditures incurred by the Company (and the associated increase in the value of this ship) in conjunction with the installation of a sprinkler system on the Universe Explorer in fiscal 1999. Interest expense increased by $3,325,000 primarily due to the loans associated with the purchase of the Crown Dynasty and the Enchanted Sun.

         The line item for "Minority interest share of loss (earnings) of other consolidated joint ventures" in the amount of $1,903,000 and ($838,000) for the nine months ended June 30, 2000 and 1999, respectively, relate primarily to Sea-Comm. The decline in the earnings of Sea-Comm was primarily due to a decline in the load factor from 93% to 66% for the Alaska program during the nine months ended June 30, 2000 and an increase in the number of days the Universe Explorer operated on the Alaska program from 28 days to 51 days during such nine months. During Fiscal 1999, the Universe Explorer operated the Semester at Sea program during such 23 days. Additionally, the Universe Explorer was out of service for 60 days during the nine months ended June 30, 1999 for the installation of its sprinkler system.

         "Equity in loss of unconsolidated joint ventures" during the nine months ending June 30, 2000 represents losses associated with the Company's Capri Cruises and Coronado Seas joint ventures. The Company accounts for the Capri Cruises joint venture under the equity method. The Company's 50% investment in Capri Cruises resulted in a net loss of $93,000 for the nine months as compared to a net loss of $323,000 for the nine months ended June 30, 1999. The Company accounted for the Coronado Seas joint venture under the equity method until June 2000 when the Company entered into the Settlement Agreement. Pursuant to the Settlement Agreement, the Company obtained majority ownership of Coronado Seas. Prior to the date of the Settlement Agreement, the Company's 33% investment in Coronado Seas resulted in a net loss of $1,438,000 for the nine months ended June 30, 2000.

Liquidity and Capital Resources

         The Company's working capital deficiency was $30,407,000, at June 30, 2000 versus working capital of $5,749,000 at September 30, 1999. The Company's working capital deficiency was primarily due to increases in accounts payable (due to the costs related to renovations of the Enchanted Sun and the addition of the Crown Dynasty to the Company's fleet), increases in customer deposits (due to the addition of the Crown Dynasty) as well as the net loss for the nine months ended June 30, 2000, which was due in part to the start-up expenses associated with the Company's launch of both the Enchanted Sun and its new premium Crown Cruise Line brand. These contributing factors were offset in part by increases in prepaid expenses (due to the dry-docking of the Crown Dynasty and Enchanted Isle).

         Cash flows from operations provided $11,142,000 and $2,495,000 for the nine months ended June 30, 2000 and 1999, respectively. Cash flows used in operations consisted primarily of the loss for the nine months and increases in prepaid expenses and other assets (due to the dry-docking of both the Enchanted Isle and the Crown Dynasty). Cash flows provided by operations consisted primarily of increases in customer deposits (due to the addition of the Crown Dynasty), and increases in accounts payable and accrued liabilities (due to payments owed on the construction in progress on the Enchanted Sun and the addition of the Crown Dynasty to the Company's fleet).

         The Company's cash flows used in investing activities were $110,810,000 and $3,169,000 for the first nine months of fiscal 2000 and 1999, respectively. The primary reasons for the increase were the capital expenditures related to the purchase of the Crown Dynasty, the renovation of the Enchanted Sun and the beginning of the installation of the sprinkler system on the Enchanted Isle. These increases were partially offset by the additional investment made by Viejas in Albuferra.

         The Company's cash flows provided by financing activities were $84,617,000 during the nine months ended June 30, 2000 as compared to $7,895,000 for the nine months ended June 30, 1999. The cash flows provided in the nine months ended June 30, 2000 were primarily due to the Company's drawdown on the three loans for the purchase of the Crown Dynasty, the Company's drawdown on the remainder of the proceeds of the Nordbanken loan (for the renovation of the Enchanted Sun), and the proceeds of a note payable from NordBanken in the amount of $2,000,000 drawn in June 2000. These amounts were partially offset by the payments the Company made on its various loans in the nine months. During the nine months ended June 30, 1999, the Company refinanced the loan secured by the Universe Explorer, which accounted for the increases in the principal payments and proceeds from long-term debt during the quarter. The net proceeds from this loan were approximately $1,100,000.

         At June 30, 2000, the Company owed $113,156,000 pursuant to the various loans, capital leases and other debt instruments it has outstanding. (See the financial statements for the year ended September 30, 1999, contained in the Company's annual report on Form 10-K for descriptions of the Company's various loans). In March 2000, the Company sold its interest rate swap on the Key Loan for approximately $470,000. This amount will be credited to the Company's interest expense over the life of the Key Loan. The Company's loans bear interest at rates between 6.97% and 10.89%.

         On January 28, 2000, the Company, purchased the 916-passenger cruise ship Crown Dynasty (the "Vessel"), for $86,200,000. Prior to such purchase, the Company operated the Vessel pursuant to a bareboat charter with the seller. The seller granted the Company an option to purchase the Vessel as part of the charter. In connection with the Company's exercise of its option to purchase the Vessel, the parties agreed to apply the $4,500,000 security deposit under the charter to the purchase price for the Vessel.

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

         Under several of the Company's loan agreements, the Company has agreed not to incur or create certain additional indebtedness or liens on the Company's assets without the lenders' consents. The Company is further required to maintain certain financial ratios related to liquidity, net worth, leverage and debt service coverage and has further agreed to limit the amount of its dividends.

         At June 30, 2000, the Company was not in compliance with certain of its financial ratios and believed that it would not be in compliance with such ratios between such date and the end of fiscal year 2000. The Company contacted its lenders and obtained waivers or their written agreement to temporarily reset these ratios through the end of fiscal 2000. In addition, one of the Company's lenders agreed to loan the Company the short-term $2 million Nordbanken Note Payable to assist the Company in its efforts to repay vendors of the Enchanted Sun.

         The Company plans to negotiate amendments to its loan agreements with its lenders to permanently ease certain of its financial ratios. The Company's lenders have indicated their willingness to reset such ratios, but have not yet suggested to the Company what ratios will be acceptable to them. The Company believes that the decision of its lenders will be based on it ability to implement it business plan, including its ability to redeploy the Enchanted Sun. The Company has been in discussions with several third parties regarding the purchase or charter of the Enchanted Sun and believes that it will be able to redeploy the vessel on terms acceptable to its lenders. If the Company is successful, based on its lenders' actions in making the Nordbanken Note Payable and waiving the ratio violations to date, the Company believes its lenders will reset its financial ratios at levels it can meet. Notwithstanding this belief, there can be no assurance that the Company's lenders will agree to ease its financial ratios or that the Company will be able to comply with its existing financial ratios in the future. If the Company fails to comply with its financial ratios and its lenders elect not waive such non-compliance, the Company will need to refinance its loans from other debt or equity sources. There can be no assurance that the Company will be able to refinance its loans on favorable terms, or at all, if it needs to do so.

         On March 30, 2000, the Company sold 250 shares of its Series C Convertible Preferred Stock (the "Series C Stock") and a warrant to purchase 75,000 shares of the Company's Common Stock at an exercise price of $6.25 per share for an aggregate of $2,500,000. The Series C Stock is convertible immediately into shares of the Company's Common Stock at a rate of $4.50 per share. The proceeds of the sale were used for general working capital purposes. In addition, commencing April 30, 2001, the holders of the Series C Stock have the right, for a 90-day period, to request that the Company redeem all or a portion of the Series C Stock for $10,500 per share. The Company has not identified how it proposes to fund this repurchase if the holders of the Series C Stock exercise their option, assuming the Company is legally permitted to repurchase the Series C Stock at the time the holders exercise their option.

         As a result of the Company's suspension of its Coronado Sea's operation, the Company entered into the Settlement Agreement. One of the purposes of the Settlement Agreement was to cause the Company and Viejas, the shareholders of Albuferra, the company that owns the Enchanted Sun, to make certain loans (the "Shareholder Loans") to Albuferra so that Albuferra could pay its vendors and the maintenance costs of the Enchanted Sun that accrue until Albuferra sells or otherwise re-deploys the vessel. The Shareholder Loans total $3 million, and the Company borrowed its $2 million portion of such Shareholder Loans from Nordbanken (the "Nordbanken Note Payable"). The Nordbanken Note Payable bears interest at LIBOR plus 2% per annum, is secured by a second mortgage on the Enchanted Isle and matures in December 2000. Principal and interest on the Nordbanken Note Payable are due at maturity. The Company also agreed to grant a third mortgage in the amount of $2 million on the Enchanted Isle to Eff Shipping Limited as additional security for its loan on the Vessel.

         Pursuant to the Settlement Agreement, neither the Company nor Viejas has any obligation to loan additional funds to Albuferra if the Shareholder Loans are insufficient to satisfy all of the Enchanted Sun's vendors and pay its maintenance costs. Regardless of such limitation, if the Shareholder Loans prove to be insufficient, in order to maintain good relationships with its vendors, the Company anticipates that it will seek to borrow additional funds in order to satisfy all vendor claims and pay all maintenance expenses. The Company is currently seeking to refinance the Nordbanken Note Payable for a longer term, and if needed, will likely seek to borrow additional funds to satisfy vendors at the same time. Any refinancing of the Nordbanken Note Payable will probably be secured by the Enchanted Isle, which has a fair market value of between $18.75 million and $21.5 million, as estimated by the Company, and which is presently encumbered by approximately $8.3 million in debt (including the proposed mortgage to EFF-Shipping). The Company believes that the willingness of its lenders to refinance the Enchanted Isle to secure a larger loan will depend on the Company's ability to implement its business plan, including the redeployment of the Enchanted Sun, as described above. If the Company is successful, the Company believes one or more of its lenders will refinance this vessel. Notwithstanding its belief, there can be no assurance that the Company will be able to refinance the Nordbanken Note Payable or borrow additional funds to pay vendors, if needed. If the Company is unable to refinance the Nordbanken Note Payable, it will need to repay such loan from other debt or equity sources, which may not be available, or attempt to cause the lender to extend the maturity of the note, the terms of which may not be favorable to the Company. If the Company requires additional funds to pay vendors and is unable to obtain such funds, this could adversely affect the Company's ability to obtain trade credit from its vendors.

Inflation

         The impact of inflation on the Company's operations, other than increases in fuel for the Company's fleet, has not been significant to date. The Company's fuel cost for the nine months ended June 30, 2000, on a per operating day basis, increased by approximately 67% over the nine months ended June 30, 1999. Fuel expense represented approximately 19% and 14% of the Company's operating expenses for the nine months ended June 30, 2000 and 1999, respectively. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate instruments, with respect to both its liquid assets and its debt instruments.

         The Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate declines. An immediate decline of 10% in interest rates would reduce the Company's annual interest income by $21,000.

         The EffJohn Loan and Nordbanken Note Payable bear interest at LIBOR plus 2%, the Crown Dynasty loans bear interest at LIBOR plus margins between 1.75% and 4% and the Key Loan bears interest at the prime rate plus .8%, and thus are affected by changes in interest rates. In the event that interest rates increased by 10%, the Company's interest obligations would increase by approximately $205,000, $775,000, $645,000, $565,000 and $502,000, respectively, in each of its fiscal years 2000, 2001, 2002, 2003 and 2004.

Part II.          Other Information

Item 1.           LEGAL PROCEEDINGS.

                  None.

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

Item 5.           OTHER INFORMATION.

                  None.

Item 6.           EXHIBITS AND REPORT ON FORM 8-K.

(a)      Exhibits.

         Exhibit Number     Description

              10.1 Loan Agreement dated June 20, 2000 by and between Nordbanken AB (Publ) and Commodore Holdings Limited for the Principal Amount of $2,000,000

              10.2 Second Naval Mortgage dated June 21, 2000 over Enchanted Isle executed by Almira Enterprises, Inc. in favor of Nordbanken AB (Publ)

              10.3 Guarantee and Indemnity Agreement dated June 20, 2000 executed by Almira Enterprises, Inc. in favor of Nordbanken AB (Publ)

              27            Financial Data Schedule (SEC Use Only)

 (b)     Reports on Form 8-K.

         During the quarter ended June 30, 2000, the Company filed a Current Report on Form 8-K dated June 8, 2000. In Item 5 of such report, the Company reported the suspension of operations by Coronado Seas.

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

August 14, 2000

                                 EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

  10.1 Loan Agreement dated June 20, 2000 by and between Nordbanken AB (Publ) and Commodore Holdings Limited for the Principal Amount of $2,000,000

  10.2 Second Naval Mortgage dated June 21, 2000 over Enchanted Isle executed by Almira Enterprises, Inc. in favor of Nordbanken AB (Publ)

  10.3 Guarantee and Indemnity Agreement dated June 20, 2000 executed by Almira Enterprises, Inc. in favor of Nordbanken AB (Publ)

  27                Financial Data Schedule (SEC Use Only)