Form 10-Q/A
period 2000-06-30
COMMODORE HOLDINGS LTD
filed 2000-08-22
CIK 945524

FORM 10-Q/A

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
                                  (UNAUDITED)

                                                                    Three months ended          Nine months ended
                                                                         June 30,                     June 30,
                                                                   2000           1999          2000           1999
                                                               ---------------------------   ---------------------------
Revenues                                                       $ 24,740,000   $ 16,755,000   $ 61,925,000   $ 41,021,000

Expenses
     Operating                                                   20,786,000     10,558,000     49,538,000     27,044,000
     Marketing, selling and administrative                        5,142,000      2,733,000     10,756,000      6,960,000
     Depreciation and amortization                                1,643,000        665,000      3,561,000      1,755,000
                                                               ---------------------------   ---------------------------
                                                                 27,571,000     13,956,000     63,855,000     35,759,000
                                                               ---------------------------   ---------------------------

Operating (loss) income                                          (2,831,000)     2,799,000     (1,930,000)     5,262,000

Other income (expense)
     Interest income                                                123,000        156,000        452,000        442,000
     Interest expense                                            (2,528,000)      (536,000)    (4,658,000)    (1,333,000)
     Unusual and nonrecurring losses                            (14,929,000)            --    (14,929,000)            --
     Minority interest share of unusual
      and nonrecurring losses                                     4,629,000             --      4,629,000             --
     Minority interest share of loss (earnings)
      of other consolidated joint ventures                        1,966,000       (506,000)     1,901,000       (838,000)
     Equity in net (loss) earnings of
      unconsolidated joint ventures                                (660,000)       252,000     (1,532,000)      (323,000)
                                                               ---------------------------   ---------------------------
                                                                (11,399,000)      (634,000)   (14,137,000)    (2,052,000)
                                                               ---------------------------   ---------------------------
      Net (loss) earnings before cumulative effect of change
       in accounting principle and provision for preferred
       stock dividend                                           (14,230,000)     2,165,000    (16,067,000)     3,210,000
Cumulative effect of change in accounting principle                      --             --        231,000             --
                                                               ---------------------------   ---------------------------

      Net (loss) earnings before provision for
       preferred stock dividend                                 (14,230,000)     2,165,000    (16,298,000)     3,210,000
Preferred stock dividend                                            176,000        100,000        414,000        167,000
                                                               ---------------------------   ---------------------------

      Net (loss) earnings available for common stockholders    $(14,406,000)  $  2,065,000   $(16,712,000)  $  3,043,000
                                                               ===========================   ===========================

(Loss) earnings per share available for common
 stockholders - Basic
      Net (loss) earnings before cumulative effect of
       change in accounting principle                          $      (1.67)  $       0.28   $      (2.06)  $       0.41
      Cumulative effect of change in accounting principle                --             --          (0.03)            --
                                                               ---------------------------   ---------------------------
      Net (loss) earnings available for common stockholders    $      (1.67)  $       0.28   $      (2.09)  $       0.41
                                                               ===========================   ===========================

Weighted average number of common stock
 outstanding - Basic                                              8,649,000      7,504,000      7,985,000      7,433,000
                                                               ===========================   ===========================

(Loss) earnings per share available for common
 stockholders - Diluted
      Net (loss) earnings before cumulative effect of
       change in accounting principle                          $      (1.67)  $       0.22   $      (2.06)  $       0.35
      Cumulative effect of change in accounting principle                --             --          (0.03)            --
                                                               ---------------------------   ---------------------------
      Net (loss) earnings available for common stockholders    $      (1.67)  $       0.22   $      (2.09)  $       0.35
                                                               ===========================   ===========================

Weighted average number of common stock
 outstanding - Diluted                                            8,649,000      9,724,000      7,985,000      9,178,000
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

August 16, 2000